Form 10QSB
period 2006-04-30
Claron Ventures Inc
filed 2006-06-19
CIK 1342108

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended April 30, 2006

[ ]     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
        ACT

               For the transition period from           to
                                             -----------   ---------------

               Commission file number: 333-129664


                              CLARON VENTURES, INC.
                              ---------------------
        (Exact name of small business issuer as specified in its charter)


              Nevada                                   98-0470356
              ------                                   ----------
  (State or other jurisdiction of          (IRS Employer Identification No.)
   incorporation or organization)

                                 #2-630 2ND AVE.
                              SASKATOON, SASKATCHEWAN,
                                 S7K-2C8 CANADA
                     (Address of principal executive offices)
                     ----------------------------------------

                                 (306)-374-1753
                                 --------------
                         (Registrant's telephone number)

     Check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes
[X]  No  [ ]

     As of June 12, 2006, 17,318,039 shares of Common Stock of the issuer were outstanding ("Common Stock").

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X].

     Transitional Small Business Disclosure Format (Check one):  Yes [ ] No [X]

                          PART I. FINANCIAL INFORMATION

ITEM  1.  FINANCIAL  STATEMENTS



                                 CLARON VENTURES, INC.
                             (AN EXPLORATION STAGE COMPANY)
                                     BALANCE SHEET
                                      (UNAUDITED)


                                                                              April 30,
                                                                                2006
                                                                              ---------
ASSETS
Cash                                                                          $  30,004
                                                                              ---------
Total Assets                                                                  $  30,004
                                                                              =========
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable & accrued liabilities                                      $  10,744
                                                                              ---------
     Total current liabilities                                                   10,744
                                                                              ---------

Commitments

STOCKHOLDERS' EQUITY:
  Preferred stock $.001 par value, 10,000,000 shares authorized, none issued          -
  Common stock, $.001 par value, 100,000,000 shares authorized, 17,318,039
    shares issued and outstanding                                                17,318
  Additional paid in capital                                                     67,223
  Deficit accumulated during the exploration stage                              (65,281)
                                                                              ---------
     Total stockholders' equity                                                  19,260
                                                                              ---------

Total Liabilities and Stockholders' Equity                                    $  30,004
                                                                              =========



                 See accompanying notes to financial statement



                              CLARON VENTURES, INC.
                         (AN EXPLORATION STAGE COMPANY)
                            STATEMENTS OF OPERATIONS
           THREE & NINE MONTHS ENDED APRIL 30, 2006 AND FOR THE PERIOD
                 FROM INCEPTION (JULY 7, 2005) TO APRIL 30, 2006
                                   (UNAUDITED)



                                        Three Months     Nine Months     Inception through
                                          April 30,       April 30,          April 30,
                                            2006            2006                2006
                                        ------------    ------------     -----------------
Operating expenses:
  Exploration expenses                  $      8,564    $      8,564     $          17,584
  Other general and administrative             6,393          42,524                47,697
                                        ------------    ------------     -----------------
Loss from operations                          14,957          51,088                65,281
                                        ============    ============     =================

Net loss                                $    (14,957)   $    (51,088)    $         (65,281)
                                        ============    ============     =================
Net loss per share:
  Basic and diluted                     $      (0.00)   $      (0.00)
                                        ============    ============
Weighted average shares outstanding:
  Basic and diluted                       17,318,039      16,952,927
                                        ============    ============



                 See accompanying notes to financial statements



                              CLARON VENTURES, INC.
                         (AN EXPLORATION STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS
               NINE MONTHS ENDED APRIL 30, 2006 AND FOR THE PERIOD
                 FROM INCEPTION (JULY 7, 2005) TO APRIL 30, 2006
                                     (UNAUDITED)

                                                                      Inception
                                                       Nine Months     through
                                                        April 30,     April 30,
                                                          2006          2006
                                                      -----------    ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                          $   (51,088)   $  (65,281)
    Adjustments to reconcile net income to net cash
      provided by operating activities:
Changes in:
  Shareholder receivable                                      807             -
  Prepaid attorney fees                                     3,000             -
  Accounts payable & accrued liabilities                    7,744        10,744

NET CASH USED IN OPERATING ACTIVITIES                     (39,537)      (54,537)
                                                      -----------    ----------

CASH FLOWS FROM INVESTING ACTIVITIES:                           -             -

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from sale of common stock                       69,541        84,541
CASH FLOWS FROM FINANCING ACTIVITIES                       69,541        84,541

NET CHANGE IN CASH                                         30,004        30,004
    Cash, beginning of period                                   -             -
    Cash, end of period                               $    30,004    $   30,004
                                                      -----------    ----------

SUPPLEMENTAL CASH FLOW INFORMATION:
  Interest paid                                       $         -    $        -
  Income taxes paid                                   $         -    $        -
                                                      ===========    ==========



                 See accompanying notes to financial statements

                 See accompanying notes to financial statements
                              CLARON VENTURES, INC.
                          (A EXPLORATION STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 1 - BASIS OF PRESENTATION

     The accompanying unaudited interim financial statements of Claron Ventures, Inc. have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company's registration statement filed with the SEC on Form SB-2/A. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the most recent fiscal year end July 31, 2005 as reported in Form SB-2/A, have been omitted.

NOTE 2 - CAPITAL STOCK

During the nine months ended April 30, 2006, the Company sold 2,318,039 shares of common stock for cash proceeds of $69,541.

ITEM  2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

     CERTAIN STATEMENTS IN THIS QUARTERLY REPORT ON FORM 10-QSB (THIS "FORM 10-QSB"), CONSTITUTE "FORWARD LOOKING STATEMENTS" WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1934, AS AMENDED, AND THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 (COLLECTIVELY, THE "REFORM ACT"). CERTAIN, BUT NOT NECESSARILY ALL, OF SUCH FORWARD-LOOKING STATEMENTS CAN BE IDENTIFIED BY THE USE OF FORWARD-LOOKING TERMINOLOGY SUCH AS "BELIEVES", "EXPECTS", "MAY", "SHOULD", OR "ANTICIPATES", OR THE NEGATIVE THEREOF OR OTHER VARIATIONS THEREON OR COMPARABLE TERMINOLOGY, OR BY DISCUSSIONS OF STRATEGY THAT INVOLVE RISKS AND UNCERTAINTIES. SUCH FORWARD-LOOKING STATEMENTS INVOLVE KNOWN AND UNKNOWN RISKS, UNCERTAINTIES AND OTHER FACTORS WHICH MAY CAUSE THE ACTUAL RESULTS, PERFORMANCE OR ACHIEVEMENTS OF CLARON VENTURES, INC. ("CLARON", "THE COMPANY", "WE", "US" OR "OUR") TO BE MATERIALLY DIFFERENT FROM ANY FUTURE RESULTS, PERFORMANCE OR ACHIEVEMENTS EXPRESSED OR IMPLIED BY SUCH FORWARD-LOOKING STATEMENTS. REFERENCES IN THIS FORM 10-QSB, UNLESS ANOTHER DATE IS STATED, ARE TO APRIL 30, 2006. ADDITIONALLY, UNLESS OTHERWISE STATED ALL AMOUNTS LISTED HEREIN ARE IN UNITED STATES DOLLARS AND AMOUNTS PRECEDED BY "CDN" ARE IN CANADIAN DOLLARS.

BUSINESS  HISTORY

     We were incorporated as Claron Ventures, Inc. in Nevada on July 12, 2005. We have 110,000,000 shares of stock authorized, representing 100,000,000 shares of Common Stock, $0.001 par value and 10,000,000 shares of preferred stock, $0.001 par value. We plan to explore and mine for silver, copper and other minerals on properties in British Columbia, Canada.

     We own 100% of the mineral rights on the "Lucky Todd 1" and "Lucky Todd 2" claim grounds, which represent approximately 550 acres located in southwestern British Columbia, Canada, 22 miles west of Princeton, British Columbia ("Lucky Todd Claims"). The Lucky Todd Claims consist of twelve cell claims, which were acquired by us on July 6, 2005, from an individual, Larry Sostad, for a total of $6,000 US which consideration included an aggregate of $20 CDN, which was paid to the "Ministry of Employment and Investment Energy and Minerals Division Mineral Titles Branch" in British Columbia, Canada, in connection with the transfer of the claims from the private seller. Cell claims are the terms used for mining claims in British Columbia, Canada, and consist of twenty (20) hectares (or approximately 49.4 acres). The rights to four of the cells were to expire on March 22, 2006, but were extended by us for an additional year, for an aggregate of CDN $700 prior to their expiration in March 2006, and now expire on March 22, 2007. The rights to the remaining eight cells expire on July 8, 2006; however, we plan to extend the claims prior to their expiration for an additional CDN $175 per year extended, for each claim. We do not believe that there will be any problem extending these claims if our officer and Director believes that such extension will be in our best interests. Subsequent to the purchase of the claims from Mr. Sostad, we contracted with Mr. Sostad's company, Diamond S. Holdings, Ltd. ("Diamond") to perform any necessary exploration work on the Lucky Todd Claims. Diamond subsequently contracted with Laurence Sookochoff, who along with Diamond, has conducted all exploration activities on our property to date, and who will conduct the following planned activities described below, subsequent to the date of this filing, funding permitting.

     Mr. Sookochoff completed a Phase I initial exploration program on the Lucky Todd 1, which included exploring the area for mineral deposits by taking ground samples. The results of the Lucky Todd 1, Phase I program showed that a limited amount of copper was present in the ground samples.

     We plan to conduct further exploration activities on the Lucky Todd 1 in the future, funding permitting, which are currently planned to include:

PHASE II -   Currently  in  the  planning  process,  with  the  study planned to begin soon after the filing of this report, with results expected to be available at the beginning of July 2006.

     Completion of a Vertical Loop Electro Magnetic Survey ("VLF-EM") over portions of the claim. A VLF-EM survey is completed by walking over the property using a specially equipped receiver to pick up the possible location of minerals. We plan to conduct the VLF-EM on the north east quarter of the south east cell of the Lucky Todd Claims, where adit and grab samples were previously taken during the Phase I activities. The total area which is planned to be surveyed by the VLF-EM is approximately 50 acres.

     The VLF-EM survey of our claims will be used to prepare a map of abnormal magnetic fields from the claims, which abnormalities may be associated with mineral deposits. These abnormal readings are then compared, with the results correlated to determine the structural significance of the VLF-EM anomalies. We believe that the VLF-EM survey is a necessary first step in the exploration of our property, because we believe it will help us determine which areas of the property are more likely to contain mineral deposits than others.

                        Estimated  cost:  $7,500
                                          ======

PHASE III -  Planned  to begin in July or August 2006, and to take approximately
             45  days.

     After the VLF-EM surveying is completed, we will perform sample and geological mapping of the possible veins of minerals on the property.

     We believe that this surveying will provide information regarding the degree of mineralization. Additionally, we believe that surveying at this stage is essential to integrate and correlate the VLF-EM results and the sampling results.

                        Estimated  cost:  $15,000
                                          =======

Phase IV -   Planned  to  begin in  September  or  October 2006,  and  to  take approximately  60  days.

     Further testing and diamond drilling of prime targets. Diamond drilling is required to test the extent of mineralization to depth. We anticipate the drill hole locations being determined based on the results of, and the interpretation of, the previous exploration we plan to conduct in Phases II and III.

                        Estimated  cost:  $30,000
                                          =======

     While we currently plan to conduct the exploration activities listed above during the time periods given, our management will make a decision whether to proceed with each successive phase of the exploration program upon completion of the previous phase and upon analysis of the results of that program. Additionally, we are waiting for the results from Phases III-IV before deciding whether any additional exploration activities would be appropriate on the claims, as we believe that we will know whether or not our claims have any commercially viable mineral deposits upon the completion of our Phase IV exploration activities.

MINERAL RIGHTS
--------------

     We own 100% of the mineral rights, which include the rights to all minerals situated vertically downward from and inside the property of the "Lucky Todd 1" and "Lucky Todd 2" claim grounds, which represents approximately 550 acres located in southwestern British Columbia, Canada, 22 miles west of Princeton, British Columbia ("Lucky Todd Claims"). Access to the claims is provided by a gravel road. Our management believes that the property is currently in good condition. There is currently no equipment and/or infrastructure of any kind on the Lucky Todd Claims, nor is there any current source of power on the property or any immediate plans to provide power. The Lucky Todd Claims do not contain any known reserves.

     We have completed preliminary studies on the property. In connection with those studies, tunneling was done and a soil sample was taken from the claims. We plan to conduct further exploration activities in the future, funding permitting, as described above. We plan to begin the Phase II study on our claims, described above, shortly after the filing of this report, and anticipate having results of the study available by the beginning of July 2006.

     In order to retain title to the mineral rights associated with the Lucky Todd Claims we must conduct at least CDN $4.00 per hectare (equal to 2.47 acres) of exploration work per year on the claims for the first three years of exploration activities (approximately CDN $175 per claim per year) and CDN $8.00 per hectare thereafter. There are no royalties or other underlying agreements or interests in the claims. The Lucky Todd Claims consist of the following claims:

CLAIM NAME    NUMBER OF CELLS  TENURE NUMBER  DATE OF GRANT   EXPIRATION DATE*
----------    ---------------  -------------  -------------   ----------------
Lucky Todd           4           509396      March 22, 2005    March 22, 2007
Lucky Todd 2         8           516354       July 8, 2005      July 8, 2006

 *Subject to continuous one year extensions upon payment of approximately CDN $175 per claim.

EMPLOYEES

     We currently have no employees other than our sole officer and Director, Trevor Sali. We plan to use contractors in the future if the need arises during the course of our exploration and/or development activities, in the future.

EXPLORATION  WORK

     All exploration work to be completed by us on our claims will be conducted by or under the supervision of Laurence Sookochoof. Laurence Sookochoff is a consulting geologist and principal of Sookochoff Consultants Inc., which has an office at 1305-13233 Homer Street, Vancouver, British Columbia, Canada, V6B 5T1. He graduated from the University of British Columbia in 1996 with a Bachelors of Science degree in Geology. He has been practicing in his profession for the past thirty-eight years. He is registered and is in good standing with the Association of Professional Engineers and Geoscientists of British Columbia, Canada.

COMPETITION

     Mines have limited lives and as a result, we may seek to expand our reserves through the acquisition of new properties in the future. There is a limited supply of desirable mineral lands available in the United States, Canada and other areas where we may consider conducting exploration and/or production activities. We will face strong competition for new properties from other mining companies, most of which have greater financial resources than we do and as a result, we may be unable to acquire new mining properties on terms that we consider acceptable.

     There is a global market for silver and copper. We plan to sell copper and silver, if we are successful in our exploration and mining activities, at prevailing market prices. We do not believe that any single company or other institution has sufficient market power to significantly affect the price or supply of these metals.

DEPENDENCE  ON  ONE  OR  A  FEW  MAJOR  CUSTOMERS

     We do not depend on one or a small number of customers, as we have not successfully discovered or extracted any commercial quantities of copper or silver. We have no customers and have not generated any revenues to date.

PATENTS,  TRADEMARKS  AND  LICENSES

     We have no patents, trademarks or licenses. We do own the mineral rights to certain property in British Columbia, Canada, which are explained in detail above.

NEED  FOR  GOVERNMENT  APPROVAL

     In connection with our planned exploration activities, we may be required to comply with certain environmental laws and regulations which may require us to obtain permits issued by regulatory agencies and to file various reports and keep records of our operations affecting the environment. While we will not need any permits for Phases I through III (described above), we will require a permit to conduct diamond drilling pursuant to Phase IV above. We plan to conduct our Phase IV exploration activities only if the results from Phases II and III are encouraging. Our Phase IV activities, if any, will require drilling permits from the provincial government ministry of mining in British Columbia. The permits require us to submit a form to the British Columbia Ministry of Energy and Mines (the "Ministry"). The information required in the form includes the location of the work site, a description of the work proposed and the area of surface disturbance. Based on the information submitted, the Ministry requires a security deposit which is refundable upon the completion of the reclamation of the site, which is required. Management anticipates that the deposit required for our planned drilling program will be around CDN $2,000. The cost of the reclamation of our claims will be dependent on how many holes are drilled, which information we will not know until the completion of our Phase III studies; however we anticipate this cost being in the range of $1,000 to $2,000. Other than the required refundable deposit and costs associated with reclamation, there are no costs associated with the permits.

     The Ministry's review of the permits normally takes one month and the Company is not aware of any correctly completed permits which have been denied by the Ministry. The permit once granted by the Ministry is only valid for the specific work stated in the form and if we were to decide to extend our drilling program beyond its original size and/or conduct any other explanatory work on the property which would require reclamation; we would be required to submit an application for an additional permit.

COSTS  AND  EFFECTS  OF  COMPLIANCE  WITH  ENVIRONMENTAL  LAWS

     All of our exploration, development and production activities which we may undertake in the future on our property in Canada will be subject to regulation by governmental agencies under various environmental laws. These laws address emissions to the air, discharges to water, management of wastes, management of hazardous substances, protection of natural resources, antiquities and endangered species, and reclamation of lands disturbed by mining operations.

     Additionally, depending on the results of our exploration activities, if completed, and what mining activities we may undertake, certain regulations may also require us to obtain permits for our activities. These permits normally may be subject to public review processes resulting in public approval of the activity. While these laws and regulations may govern how we conduct many aspects of our business, we do not believe that they will have a material adverse effect on our results of operations or financial condition. We plan to evaluate our operations in light of the cost and impact of environmental regulations on those operations. We also plan to evaluate new laws and regulations as they develop to determine the impact on, and changes necessary to, our planned operations. Additionally, it is possible that future changes in these laws or regulations could have a significant impact on some portion of our business, causing us to reevaluate those activities at that time.

                  PLAN OF OPERATION FOR THE NEXT TWELVE MONTHS

     We plan to continue our exploration activities on our Lucky Todd 1 claim using the approximately $30,000 that remains from the sale of shares of our common stock to offshore investors during 2005. We will shortly begin the Phase II exploration activities on our claims, and expect to receive the results of such claims by the beginning of July 2006.

     We plan to begin our Phase III activities in July or August 2006 and our Phase IV activities in September to October 2006, assuming the successful completion and satisfactory results of each prior phase. Our Phase II, Phase III and Phase IV exploration activities are described in greater detail above. We anticipate that the cost of our planned exploration activities will be approximately $52,500 and will raise any additional funding we may require in the future through the sale of debt and or equity, which may be dilutive to our then existing shareholders. We do not currently have any plans to purchase additional properties.

     We had spent approximately $17,500 on exploration activities on our property as of April 30, 2006, which funds were spent on our Phase I exploration activities and the planning phases of our Phase II exploration activities.


                              RESULTS OF OPERATIONS

RESULTS  OF  OPERATIONS  FOR  THE  THREE  MONTHS  ENDED  APRIL  30,  2006

     We  generated  no revenues for the three month period ended April 30, 2006.

     We had total operating expenses of $14,957 for the three months ended April 30, 2006, which included exploration expenses of $8,564, relating to our planned Phase II exploration activities on our Lucky Todd Claims, and other general and administrative expenses of $6,033, which included attorney's fees and accountant's fees in connection with the preparation, review and filing of our amended Form SB-2 Registration Statement. We had a total loss from operations of $14,957 for the three months ended April 30, 2006.

     We  had  a  net  loss of $14,957 for the three months ended April 30, 2006.

RESULTS  OF  OPERATIONS  FOR  THE  NINE  MONTHS  ENDED  APRIL  30,  2006

     We  generated  no  revenues for the nine month period ended April 30, 2006.

     We had total operating expenses of $51,088 for the nine months ended April 30, 2006, which included exploration expenses of $8,564, relating to the Phase I and planned Phase II exploration activities on our Lucky Todd Claims, and other general and administrative expenses of $42,524 relating to attorney's fees and accountant's fees in connection with the preparation of our Private Placement Memorandum, as well as the preparation, review and filing of our Form SB-2 Registration Statement and financial statements contained therein, and fees paid to consultants in connection with consulting services relating to our claims. We had a total loss from operations of $51,088 for the nine months ended April 30, 2006.

     We  had  a  net  loss  of $51,088 for the nine months ended April 30, 2006.

LIQUIDITY AND CAPITAL RESOURCES

     As of April 30, 2006, we had $30,004 of current assets, consisting solely of $30,004 of cash.

     We had $10,744 of current liabilities, representing accounts payable and accrued liabilities, which included amounts owed to Diamond S. Holdings in connection with exploration work completed and to be completed on our claims, amounts owed to our independent auditors, certified public accountant, and attorney as of April 30, 2006.

     We had an accumulated deficit of $65,281 and net working capital of $19,260 as of April 30, 2006.

     We had net cash used in operating activities of $39,537 for the nine months ended April 30, 2006, which included net loss of $51,088, $807 of shareholder receivable, which represented the amount which Mr. Sali, our Chief Executive Officer and President paid us in connection with monies owed to complete his purchase of 15,000,000 shares of our Common Stock for $15,000, which sale took place in July 2005, $3,000 in prepaid attorneys fees and $7,744 in accounts payable and accrued liabilities.

     We had net cash flows from financing activities of $69,541 for the nine months ended April 30, 2006, which included $69,541 of proceeds from the sale of Common Stock. In September 2005, we sold an aggregate of 2,318,039 shares of our restricted Common Stock to thirty-seven shareholders in connection with subscription agreements for an aggregate of $69,541 ($0.03 per share).

     We have no current commitments from our officer and Director, Trevor Sali, or any of our shareholders to supplement our operations or provide us with financing in the future. If we are unable to raise additional capital from conventional sources and/or additional sales of stock in the future, we may be forced to curtail or cease our operations. Even if we are able to continue our operations, the failure to obtain financing could have a substantial adverse effect on our business and financial results.

     In the future, we may be required to seek additional capital by selling debt or equity securities, selling assets, or otherwise be required to bring cash flows in balance when we approach a condition of cash insufficiency. The sale of additional equity or debt securities, if accomplished, may result in dilution to our then shareholders. We provide no assurance that financing will be available in amounts or on terms acceptable to us, or at all.


                                  RISK FACTORS

     You should carefully consider the following risk factors and other information in this quarterly report, as well as the information contained in our Amended SB-2 Registration Statement, Amendment 4, as filed with the Commission, before deciding to become a holder of our Common Stock. If any of the following risks actually occur, our business and financial results could be negatively affected to a significant extent.

     The Company's business is subject to the following Risk Factors (references to "our," "we," "Claron" and words of similar meaning in these Risk Factors refer to the Company):

WE MAY NOT BE ABLE TO CONTINUE OUR BUSINESS PLAN AND EXPLORATION ACTIVITIES WITHOUT ADDITIONAL FINANCING.

     We depend to a great degree on the ability to attract external financing in order to conduct future exploratory activities. We are currently funded solely by our shareholders and we believe that we can continue our business operations for approximately the next four (4) months with the approximately $30,000 of cash we had as of April 30, 2006. If we are unable to raise the additional funds required for planned exploration and extraction activities, which we anticipate costing approximately $50,000, we may be forced to abandon our current business plan. If you invest in us and we are unable to raise the required funds, your investment could become worthless.

OUR AUDITORS HAVE EXPRESSED SUBSTANTIAL DOUBT AS TO WHETHER OUR COMPANY CAN CONTINUE AS A GOING CONCERN.

     We are in our exploration stage, as planned principal activities have not begun. We have not generated any revenues since inception and have incurred substantial losses. These factors among others indicate that we may be unable to continue as a going concern, particularly in the event that we cannot generate sufficient cash flow to conduct our operations and/or obtain additional sources of capital and financing.

WE LACK AN OPERATING HISTORY WHICH YOU CAN USE TO EVALUATE US, MAKING ANY INVESTMENT IN OUR COMPANY RISKY.

     We lack an operating history which investors can use to evaluate our previous earnings, as we were only incorporated in July 2005. Therefore, an investment in us is risky because we have no business history and it is hard to predict what the outcome of our business operations will be in the future.

WE MAY NOT FIND ANY COMMERCIAL QUANTITIES OF MINERALS IN THE FUTURE, AND MAY NOT GENERATE ANY PROFITS, WHICH MAY FORCE US TO CURTAIL OUR BUSINESS PLAN.

     As an exploration stage company, we have no revenues or profits to date and our net deficit accumulated during our exploration stage as of April 30, 2006, was $65,281. We had net working capital of $19,260 as of April 30, 2006. We are currently being funded by existing shareholders and anticipate being able to continue our business operations for approximately the next four (4) months with the approximately $30,000 that remained as of April 30, 2006, from the approximately $85,000 we have raised from the sale of shares of Common Stock to date. This estimate is based on the fact that approximately $55,000 spent by us as of April 30, 2006, included one time expenditures including legal fees and accounting fees in connection with the preparation and filing of our Registration Statement, the preparation of the geological report on our property, the Phase I exploration on our property and the planning of our Phase II exploration study on our property. However, if we do not begin exploration and/or do not have enough money to continue exploration activities it is likely that we will never generate any revenues. Additionally, if we are unsuccessful in mining attempts we may choose to attempt in the future, it is likely that we will never generate any revenues. Additionally, the exploration of minerals is highly speculative, and if throughout our mineral exploration we do not find commercial quantities of minerals, we will likely be forced to curtail or abandon our business plan. If this happens, you could lose your investment in us. If we are unable to generate profits, we will be forced to rely on external financing, of which there is no guarantee, to continue with our business plan.

WE HAVE A POOR FINANCIAL POSITION AND IF WE DO NOT GENERATE REVENUES, WE MAY BE FORCED TO ABANDON OUR BUSINESS PLAN.

     We currently have a poor financial position. We have not generated any revenues or begun exploration on any properties. There is a risk that we will not find enough, or even any, minerals needed to generate enough profits for your investment in us to appreciate. If we never generate any revenues, we may be forced to abandon our business plan and your shares may become worthless.

 WE RELY UPON KEY PERSONNEL AND IF THEY LEAVE US, OUR BUSINESS PLAN AND RESULTS OF OPERATIONS COULD BE ADVERSELY AFFECTED.

     We rely heavily on our Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and Director, Trevor Sali, for our success. His experience and input create the foundation for our business and he is responsible for the directorship and control over our exploration activities. We do not currently have an employment agreement or "key man" insurance policy on Mr. Sali. Moving forward, should we lose the services of Mr. Sali, for any reason, we will incur costs associated with recruiting a replacement and delays in our operations. If we are unable to replace him with another suitably trained individual or individuals, we may be forced to scale back or curtail our business plan and exploration activities. As a result of this, your investment in us could become devalued.

OUR  SOLE  OFFICER AND DIRECTOR LACKS TECHNICAL AND/OR EXPLORATION EXPERIENCE IN
AND  WITH  COMPANIES  WITH MINING ACTIVITIES AND WITH PUBLICLY TRADED COMPANIES.

     While we rely heavily on Mr. Sali, our Chief Executive Officer and Director, he lacks technical training and experience exploring for, starting and/or operating a mine. As a result of Mr. Sali's lack of experience in exploration and/or development of mines, he may not be fully aware of many of the specific requirements related to working within our industry. Additionally, as a result of Mr. Sali's lack of experience, his decisions may not take into account standard engineering or managerial approaches mineral companies commonly use. Furthermore, Mr. Sali has no experience serving as an officer or Director of a publicly traded company, or experience with the reporting requirements which public companies are subject to. Consequently, our operations, earnings and ultimate financial success could suffer irreparable harm due to his ultimate lack of experience in our industry and with publicly traded companies in general.

TREVOR SALI, OUR SOLE DIRECTOR AND OFFICER CAN VOTE AN AGGREGATE OF 86.7% OF OUR COMMON STOCK AND CAN EXERCISE CONTROL OVER CORPORATE DECISIONS INCLUDING THE APPOINTMENT OF NEW DIRECTORS.

     Trevor Sali, our sole Director and officer can vote an aggregate of 15,000,000 shares or 86.7% of our outstanding Common Stock. Accordingly, Mr.
Sali will exercise control in determining the outcome of all corporate transactions or other matters, including the election of directors, mergers, consolidations, the sale of all or substantially all of our assets, and also the power to prevent or cause a change in control. Any investors who purchase shares will be minority shareholders and as such will have little to no say in the direction of the Company and the election of Directors. Additionally, it will be difficult if not impossible for investors to remove Mr. Sali as a Director of the Company, which will mean he will remain in control of who serves as officers of the Company as well as whether any changes are made in the Board of Directors. As a potential investor in the Company, you should keep in mind that even if you own shares of the Company's Common Stock and wish to vote them at annual or special shareholder meetings, your shares will likely have little effect on the outcome of corporate decisions.

OUR SOLE OFFICER AND DIRECTOR HAS OTHER EMPLOYMENT IN ADDITION TO SERVING AS THE COMPANY'S SOLE OFFICER AND DIRECTOR, AND SUCH EMPLOYMENT MAY RESULT IN HIS BEING ABLE TO SPEND ONLY A LIMITED AMOUNT OF TIME ON COMPANY MATTERS.

     Trevor Sali, our sole officer and Director currently works full time for Sasktel, in Saskatoon, Saskatchewan, Canada, as a data and networking technician. Mr. Sali spends approximately thirty (30) to thirty-five (35) hours of his time per week working for Saskel. As a result, Mr. Sali is only able to spend approximately twenty (20) hours per week on our business. As a result, he may not have enough time to devote to our operations and management and consequently, we could be forced to curtail or abandon our business operations.

WE WILL BE SUBJECT TO NUMEROUS RISKS IF WE COMMENCE MINING OPERATIONS, OF WHICH THERE CAN BE NO ASSURANCE.

     The mineral exploration and mining business is competitive in all of its phases. We currently have no mining operations of any kind, however, if we do commence mining activities in the future, we will be subject to numerous risks, including:

     o competitors with greater financial, technical and other resources, in the search for and the acquisition of attractive mineral properties;

     o our ability to select and acquire suitable producing properties or prospects for mineral exploration;

     o the accuracy of our reserve estimates, if any, which may be affected by the following factors beyond our control:

          -    declines  in  the  market  price  of  the various metals we mine;

          -    increased  production  or  capital  costs;

          -    reduction  in  the  grade  or  tonnage  of  the  deposit;

          -    increase  in  the  dilution  of  the  ore;  or

          -    reduced  recovery  rates;

     o risks and hazards associated with environmental hazards, political and country risks, civil unrest or terrorism, industrial accidents, labor disputes, unusual or unexpected geologic formations, cave-ins, explosive rock failures; and flooding and periodic interruptions due to inclement or hazardous weather conditions; and

     o our failure to maintain insurance on certain risks associated with any exploration activities we may undertake in the future.

     If we do begin exploration activities in the future, of which there can be no assurance, we will be subject to the above risks. If any of the above risks occur, we may be forced to curtail or abandon our operations and/or exploration and development activities, if any. As a result, any investment in us could decrease in value and/or become worthless.

THERE IS UNCERTAINTY AS TO OUR ABILITY TO ENFORCE CIVIL LIABILITIES BOTH IN AND OUTSIDE OF THE UNITED STATES DUE TO THE FACT THAT OUR SOLE OFFICER AND DIRECTOR AND ASSETS ARE NOT LOCATED IN THE UNITED STATES.

     Our office, our mining property, and the majority of our assets are located in Canada. Our current, limited operations are conducted in Canada. Our sole officer and Director is located in Canada. As a result, it may be difficult for shareholders to effect service of process within the United States on our officer and Director. In addition, investors may have difficulty enforcing judgments based upon the civil liability provisions of the securities laws of the Unites States or any state thereof, both in and outside of the United States.

OUR PLANNED EXPLORATION AND DEVELOPMENT ACTIVITIES MAY BE ADVERSELY EFFECTED BY INCLEMENT WEATHER IN AND AROUND OUR CLAIMS.

     The temperatures on our claims can range between a low of -20 degrees in the winter to a high of 85 degrees in the summer. Snow may be present on the ground from December to April, and while we do not believe this presence would hamper a year-round exploration and/or development program, such presence of snow could cause us to spend additional resources to heat and/or remove snow from our operations, if any. Additionally, inclement weather at the airports in and around our claims may make it more difficult for us to obtain the materials we will require for any of our planned exploration activities, and/or for our personnel to visit our claims. As a result, if there is an abnormal amount of snowfall and/or inclement weather on our claims or particularly bad winter weather at the airports surrounding our claims, we could be forced to expend additional finances dealing with such snow on our claims and with the delays such abnormal snow falls could have on our then operations, if any. The expense of additional monies could cause our revenues, if any to decline and/or cause us to curtail or abandon our business operations.

OUR DETERMINATIONS OF PLANNED ACTIVITIES AND ESTIMATES OF POTENTIAL RESERVES MAY BE INACCURATE.

     We are currently in the exploration stage. Before we can begin a development project, if ever, we must first determine whether it is economically feasible to do so. This determination is based on estimates of several factors, including:

     o    expected  recovery  rates  of  metals  from  the  ore;

     o    facility  and  equipment  costs;

     o    capital  and  operating  costs  of  a  development  project;

     o    future  metals  prices;

     o    currency  exchange  and  repatriation  risks;

     o    tax  rates;

     o    inflation  rates;

     o    political  risks  and  regulatory  climate  in  Canada;  and

     o    availability  of  credit.

     Any development projects we may undertake in the future will likely not have an operating history upon which to base these estimates and as a result, actual cash operating costs and returns from a development project, if any, may differ substantially from our estimates. Consequently, it may not be economically feasible to continue with a development project, if one is started.

OUR  PLANNED  MINERAL  EXPLORATION  EFFORTS  ARE  HIGHLY  SPECULATIVE.

     Mineral exploration is highly speculative. It involves many risks and is often nonproductive. Even if we believe we have found a valuable mineral deposit, it may be several years before production is possible. During that time, it may become no longer feasible to produce those minerals for economic, regulatory, political, or other reasons. Additionally, we may be required to make substantial capital expenditures and to construct mining and processing facilities. As a result of these costs and uncertainties, we may be unable to start, or if started, to finish our exploration activities.

OUR  OPERATIONS,  IF  ANY,  WILL  BE  SUBJECT  TO  CURRENCY  FLUCTUATIONS.

     While we do not currently have any operations, we believe that our products, if any, will be sold in world markets in United States dollars. As a result, currency fluctuations may affect the cash flow we realize from our future operations and exploration activities, which we plan to conduct in Canada, if any. Foreign exchange fluctuations may materially adversely affect our financial performance and results of operations.

OUR PROPERTY HAS NOT PRODUCED ANY COMMERCIAL RESERVES OR ORE BODY, AND THE PROBABILITY OF SUCH PROPERTY PRODUCING ANY COMMERCIALLY VIABLE RESERVES IN THE FUTURE IS REMOTE.

     Our mineral project is in the exploration stage as opposed to the development stage and we have no known body of economic mineralization. The known mineralization at these projects has not been determined to be economic ore. Until further exploration activities can be conducted, there can be no assurance that a commercially mineable ore body exists on any of our properties.

In order to carry out exploration and development programs of any economic ore body and place it into commercial production, we will be required to raise substantial additional funding, and even if we are successful in completing our exploration activities on our property, we may not be successful in finding commercial quantities of minerals. Furthermore, the probability of an individual prospect ever having reserves or being commercially viable is extremely remote. As a result, there is only a small probability that any of our properties contain any reserves and that any funds spent on exploration activities will ever be recovered.

MINING OPERATIONS IN GENERAL INVOLVE A HIGH DEGREE OF RISK, WHICH WE MAY BE UNABLE, OR MAY NOT CHOOSE TO INSURE AGAINST, MAKING EXPLORATION AND/OR DEVELOPMENT ACTIVITIES WE MAY PURSUE SUBJECT TO POTENTIAL LEGAL LIABILITY FOR CERTAIN CLAIMS.

     Our operations are subject to all of the hazards and risks normally encountered in the exploration, development and production of minerals. These include unusual and unexpected geological formations, rock falls, flooding and other conditions involved in the drilling and removal of material, any of which could result in damage to, or destruction of, mines and other producing facilities, damage to life or property, environmental damage and possible legal liability. Although we plan to take adequate precautions to minimize these risks, and risks associated with equipment failure or failure of retaining dams which may result in environmental pollution, there can be no assurance that even with our precautions, damage or loss will not occur and that we will not be subject to liability which will have a material adverse effect on our business, results of operation and financial condition. If this were to happen, we could be forced to curtail or abandon our business activities.

NEVADA LAW AND OUR ARTICLES OF INCORPORATION AUTHORIZE US TO ISSUE SHARES OF STOCK, WHICH SHARES MAY CAUSE SUBSTANTIAL DILUTION TO OUR EXISTING SHAREHOLDERS AND/OR HAVE RIGHTS AND PREFERENCES GREATER THAN OUR COMMON STOCK.

     Pursuant to our Articles of Incorporation, we have 100,000,000 shares of Common Stock and 10,000,000 shares of preferred stock ("Preferred Stock") authorized. As of the filing of this report, we have 17,318,039 shares of Common Stock issued and outstanding and - 0 - shares of Preferred Stock issued and outstanding. As a result, our Board of Directors has the ability to issue a large number of additional shares of Common Stock without shareholder approval, which if issued could cause substantial dilution to our then shareholders. Additionally, shares of Preferred Stock may be issued by our Board of Directors without shareholder approval with voting powers, and such preferences and relative, participating, optional or other special rights and powers as determined by our Board of Directors, which may be greater than our Common
Stock. As a result, shares of Preferred Stock may be issued by our Board of Directors which cause the holders to have super majority voting power over our shares, provide the holders of the Preferred Stock the right to convert the shares of Preferred Stock they hold into shares of our Common Stock, which may cause substantial dilution to our then Common Stock shareholders and/or have other rights and preferences greater than those of our Common Stock shareholders. Investors should keep in mind that the Board of Directors has the authority to issue additional shares of Common Stock and Preferred Stock, which could cause substantial dilution to our existing shareholders. Additionally, the dilutive effect of any Preferred Stock, which we may issue may be exacerbated given the fact that such Preferred Stock may have super majority voting rights and/or other rights or preferences which could provide the preferred shareholders with voting control over us subsequent to this offering and/or provide those holders the power to prevent or cause a change in control. As a result, the issuance of shares of Common Stock and/or Preferred Stock, may cause the value of our securities to decrease and/or become worthless.

WE  DO  NOT  CURRENTLY  HAVE  A  PUBLIC MARKET FOR OUR SECURITIES. IF THERE IS A
MARKET FOR OUR SECURITIES IN THE FUTURE, OUR STOCK PRICE MAY BE VOLATILE AND ILLIQUID.

     There is currently no public market for our Common Stock. We hope to trade our securities on the OTC Bulletin Board in the future; however, we can make no assurances that there will be a public market for our Common Stock in the future. If there is a market for our Common Stock in the future, we anticipate that such market would be illiquid and would be subject to wide fluctuations in response to several factors, including, but not limited to:

     (1)  actual  or  anticipated  variations  in  our  results  of  operations;

     (2)  our  ability  or  inability  to  generate  new  revenues;

     (3)  increased  competition;

     (4)  conditions  and  trends  in  the  silver and/or copper industries; and

     (5)  the  market  for  minerals and metals which we may choose to mine for.

     Furthermore, our stock price may be impacted by factors that are unrelated or disproportionate to our operating performance. These market fluctuations, as well as general economic, political and market conditions, such as recessions, interest rates or international currency fluctuations may adversely affect the market price and liquidity of our Common Stock.

INVESTORS MAY FACE SIGNIFICANT RESTRICTIONS ON THE RESALE OF OUR COMMON STOCK DUE TO FEDERAL REGULATIONS OF PENNY STOCKS.

     Once our Common Stock is listed on the OTC Bulletin Board, it will be subject to the requirements of Rule 15(g)9, promulgated under the Securities Exchange Act as long as the price of our Common Stock is below $4.00 per share. Under such rule, broker-dealers who recommend low-priced securities to persons other than established customers and accredited investors must satisfy special sales practice requirements, including a requirement that they make an individualized written suitability determination for the purchaser and receive the purchaser's consent prior to the transaction. The Securities Enforcement Remedies and Penny Stock Reform Act of 1990, also requires additional disclosure in connection with any trades involving a stock defined as a penny stock. Generally, the Commission defines a penny stock as any equity security not traded on an exchange or quoted on NASDAQ that has a market price of less than

$4.00 per share. The required penny stock disclosures include the delivery, prior to any transaction, of a disclosure schedule explaining the penny stock market and the risks associated with it. Such requirements could severely limit the market liquidity of the securities and the ability of purchasers to sell their securities in the secondary market.

ITEM 3.   CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures. Our Chief Executive Officer and Principal Financial Officer, after evaluating the effectiveness of our "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Quarterly Report on Form 10-QSB (the "Evaluation Date"), has concluded that as of the Evaluation Date, our disclosure controls and procedures are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

(b) Changes in internal control over financial reporting. There were no significant changes in our internal control over financial reporting during our most recent fiscal quarter that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.


                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     The Company is not aware of any pending legal proceeding to which it is a party which is material to its business operations.

ITEM 2.  CHANGES IN SECURITIES

     There were no changes in the Company's securities during the quarter ended April 30, 2006.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of security holders during the quarter ended April 30, 2006.

ITEM 5.  OTHER INFORMATION

     None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     a)     Exhibits

Exhibit No.     Description
-----------    ------------

31.1* Certificate of the Chief Executive Officer and Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1* Certificate of the Chief Executive Officer and Principal Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002


* Filed with.

b)     REPORTS ON FORM 8-K

The Company filed no reports on Form 8-K during the quarterly period covered by this report.



                                   SIGNATURES

    In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      CLARON VENTURES, INC.

DATED: June 19, 2006                       By: /s/ Trevor Sali
                                             ------------------------
                                             Trevor Sali
                                             Chief Executive Officer