Form 10KSB
period 2006-07-31
Claron Ventures Inc
filed 2006-10-30
CIK 1342108

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-KSB

   [X] ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
                                     OF 1934
                     For the fiscal year ended July 31, 2006

   [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934
     For the transition period from ___________________ to ________________

                        Commission file number 333-129664

                              CLARON VENTURES, INC.
                              ---------------------
                 (Name of small business issuer in its charter)

              Nevada                          98-0470356
     ----------------------       ----------------------------------
     (State of organization)     (I.R.S. Employer Identification No.)

                                 #2-630 2ND AVE.
                            SASKATOON, SASKATCHEWAN,
                                 S7K-2C8 CANADA
                 ----------------------------------------------
                    (Address of principal executive offices)

                                 (306)-374-1753
                        --------------------------------
                        (Registrant's  telephone  number)

      SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE EXCHANGE ACT:

                                      NONE

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes
[X]  No  [ ].

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [ ].

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X].

The issuer's revenues for its most recent fiscal year were $-0-.

The aggregate market value of the issuer's voting and non-voting common equity held by non-affiliates computed by reference to the closing price of such common equity ($1.68) as of October 13, 2006, was $3,894,305.

As of October 25, 2006, there were 17,318,039 shares of the Issuer's common stock outstanding.

                                TABLE OF CONTENTS

                                     PART I

ITEM 1.     DESCRIPTION OF BUSINESS                                           4

ITEM 2.     DESCRIPTION OF PROPERTY                                           7

ITEM 3.     LEGAL PROCEEDINGS                                                 9

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS               9

                                     PART II

ITEM 5.     MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS          9

ITEM 6.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION        11

ITEM 7.     FINANCIAL STATEMENTS                                            F-1

ITEM 8.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
            AND FINANCIAL DISCLOSURE                                         22

ITEM 8A.    CONTROLS AND PROCEDURES                                          22

ITEM 8B.    OTHER INFORMATION                                                22

                                    PART III

ITEM 9.     DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
            COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT                23

ITEM 10.    EXECUTIVE COMPENSATION                                           24

ITEM 11.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
            MANAGEMENT AND RELATED STOCKHOLDER MATTERS                       24

ITEM 12.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                   25

ITEM 13.    EXHIBITS                                                         25

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES                           26

SIGNATURES                                                                   27

                                     PART I

FORWARD-LOOKING STATEMENTS

ALL STATEMENTS IN THIS DISCUSSION THAT ARE NOT HISTORICAL ARE FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED. STATEMENTS PRECEDED BY, FOLLOWED BY OR THAT OTHERWISE INCLUDE THE WORDS "BELIEVES", "EXPECTS", "ANTICIPATES", "INTENDS", "PROJECTS", "ESTIMATES", "PLANS", "MAY INCREASE", "MAY FLUCTUATE" AND SIMILAR EXPRESSIONS OR FUTURE OR CONDITIONAL VERBS SUCH AS "SHOULD", "WOULD", "MAY" AND "COULD" ARE GENERALLY FORWARD-LOOKING IN NATURE AND NOT HISTORICAL FACTS. THESE FORWARD-LOOKING STATEMENTS WERE BASED ON VARIOUS FACTORS AND WERE DERIVED UTILIZING NUMEROUS IMPORTANT ASSUMPTIONS AND OTHER IMPORTANT FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE IN THE FORWARD-LOOKING STATEMENTS. FORWARD-LOOKING STATEMENTS INCLUDE THE INFORMATION CONCERNING OUR FUTURE FINANCIAL PERFORMANCE, BUSINESS STRATEGY, PROJECTED PLANS AND OBJECTIVES. THESE FACTORS INCLUDE, AMONG OTHERS, THE FACTORS SET FORTH BELOW UNDER THE HEADING "RISK FACTORS." ALTHOUGH WE BELIEVE THAT THE EXPECTATIONS REFLECTED IN THE FORWARD-LOOKING STATEMENTS ARE REASONABLE, WE CANNOT GUARANTEE FUTURE RESULTS, LEVELS OF ACTIVITY, PERFORMANCE OR ACHIEVEMENTS. MOST OF THESE FACTORS ARE DIFFICULT TO PREDICT ACCURATELY AND ARE GENERALLY BEYOND OUR CONTROL. WE ARE UNDER NO OBLIGATION TO PUBLICLY UPDATE ANY OF THE FORWARD-LOOKING STATEMENTS TO REFLECT EVENTS OR CIRCUMSTANCES AFTER THE DATE HEREOF OR TO REFLECT THE OCCURRENCE OF UNANTICIPATED EVENTS. READERS ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON THESE FORWARD-LOOKING STATEMENTS. REFERENCES IN THIS FORM 10-KSB, UNLESS ANOTHER DATE IS STATED, ARE TO JULY 31, 2006. AS USED HEREIN, THE "COMPANY," "CLARON," "WE,""US," "OUR" AND WORDS OF SIMILAR MEANING REFER TO CLARON VENTURES, INC. ADDITIONALLY, UNLESS OTHERWISE STATED ALL AMOUNTS LISTED HEREIN ARE IN UNITED STATES DOLLARS AND AMOUNTS PRECEDED BY "CDN" ARE IN CANADIAN DOLLARS.

ITEM  1.  DESCRIPTION  OF  BUSINESS

BUSINESS  HISTORY

We were incorporated as Claron Ventures, Inc. in Nevada on July 12, 2005. We have 110,000,000 shares of stock authorized, representing 100,000,000 shares of common stock, $0.001 par value and 10,000,000 shares of preferred stock, $0.001 par value. We are currently exploring for and plan in the future to mine for silver, copper and other minerals on properties in British Columbia, Canada.

We own 100% of the mineral rights on the "Lucky Todd 1" and "Lucky Todd 2" claim grounds, which represent approximately 550 acres located in southwestern British Columbia, Canada, 22 miles west of Princeton, British Columbia ("Lucky Todd
Claims"). The Lucky Todd Claims consist of twelve cell claims, which were acquired by us on July 6, 2005, from an individual, Larry Sostad, for a total of US $6,000 which consideration included an aggregate of CDN $20, which was paid to the "Ministry of Employment and Investment Energy and Minerals Division Mineral Titles Branch" in British Columbia, Canada, in connection with the transfer of the claims from the private seller.

Cell claims are the terms used for mining claims in British Columbia, Canada, and consist of twenty (20) hectares (or approximately 49.4 acres). The rights to four of the cells were to expire on March 22, 2006, but were extended by us for an additional year, for an aggregate of CDN $700 prior to their expiration in March 2006, and now expire on March 22, 2007. The rights to the remaining eight cells were to expire on July 8, 2006; however, we extended the claims for an additional year by paying CDN $1,400, CDN $175 per cell, to extend such claims. The rights to each of the cells can be extended by us by paying CDN $175 per year per claim and as such, we do not believe that there will be any problem extending these claims if our officer and Director believes that such extension will be in our best interests. Subsequent to the purchase of the claims from Mr. Sostad, we contracted with Mr. Sostad's company, Diamond S. Holdings, Ltd. ("Diamond") to perform any necessary exploration work on the Lucky Todd Claims. Diamond subsequently contracted with Laurence Sookochoff, who along with Diamond, has conducted all exploration activities on our property to date, and who will conduct the following planned activities described below, subsequent to the date of this filing, funding permitting.

Mr. Sookochoff completed a Phase I initial exploration program on the Lucky Todd 1, which included exploring the area for mineral deposits by taking ground samples. The results of the Lucky Todd 1, Phase I program showed that a limited amount of copper was present in the ground samples. Additionally, the Phase II Vertical Loop Electro Magnetic Survey ("VLF-EM") has been conducted and we are currently awaiting the results of such survey, which we anticipate receiving shortly after the filing of this report.

The VLF-EM survey was completed by walking over the property using a specially equipped receiver to pick up the possible location of minerals. We conducted the VLF-EM on the north east quarter of the south east cell of the Lucky Todd Claims, where adit and grab samples were previously taken during the Phase I activities. The total area which was surveyed by the VLF-EM was approximately 50 acres. The total cost of the VLF-EM survey was approximately $7,500 which amount has been paid in full.

Once the results of the VLF-EM survey are complete, they will be used to prepare a map of abnormal magnetic fields from the claims, which abnormalities may be associated with mineral deposits. These abnormal readings are then compared, with the results correlated to determine the structural significance of the VLF-EM anomalies. We believe that the VLF-EM survey is a necessary first step in the exploration of our property, because we believe it will help us determine which areas of the property are more likely to contain mineral deposits than others.

Pending the results of the VLF-EM study, we currently plan to conduct further exploration activities on the Lucky Todd 1 in the future, funding permitting, which are currently planned to include:

PHASE III -  Planned  to begin in November or December 2006, funding permitting, and  to  take  approximately  45  to  60  days  to  complete.

After the VLF-EM survey results are available, we will perform sample and geological mapping of the possible veins of minerals on the property. We do not believe that this sampling will be hindered by the snow cover on the claims.

We believe that this surveying will provide information regarding the degree of mineralization. Additionally, we believe that surveying at this stage is essential to integrate and correlate the VLF-EM results and the sampling results.

              Estimated  cost:     $15,000
                                   =======

Phase IV - Planned  to  begin  in March or April 2007, funding permitting and to take  approximately  60  days  to  complete.

Further testing and diamond drilling of prime targets. Diamond drilling is required to test the extent of mineralization to depth. We anticipate the drill hole locations being determined based on the results of, and the interpretation of, the previous exploration we plan to conduct in Phases II and III.

              Estimated  cost:     $30,000
                                   =======

While we currently plan to conduct the exploration activities listed above during the time periods given, our management will make a decision whether to proceed with each successive phase of the exploration program upon completion of the previous phase and upon analysis of the results of that program. Additionally, we are waiting for the results from Phases III-IV before deciding whether any additional exploration activities would be appropriate on the claims, as we believe that we will know whether or not our claims have any commercially viable mineral deposits upon the completion of our Phase IV exploration activities. Finally, we do not currently have sufficient cash on hand to complete either our Phase III or Phase IV exploration activities and will therefore need to raise additional funds before such phases can be completed.

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

There is a global market for silver, copper and other precious metals. We plan to sell copper, silver, and any other precious metals we may discover, if we are successful in our exploration and mining activities, at prevailing market prices. We do not believe that any single company or other institution has sufficient market power to significantly affect the price or supply of these metals.

DEPENDENCE  ON  ONE  OR  A  FEW  MAJOR  CUSTOMERS

We do not depend on one or a small number of customers, as we have not successfully discovered or extracted any commercial quantities of copper, silver or other precious metals to date. We have no customers and have not generated any revenues to date.

PATENTS,  TRADEMARKS  AND  LICENSES

We have no patents, trademarks or licenses. We do own the mineral rights to certain property in British Columbia, Canada, which are explained in detail below.

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

Additionally, depending on the results of our exploration activities, if completed, and what mining activities we may undertake in the future, funding permitting, certain regulations may also require us to obtain permits for our activities. These permits normally may be subject to public review processes resulting in public approval of the activity. While these laws and regulations may govern how we conduct many aspects of our business, we do not believe that they will have a material adverse effect on our results of operations or financial condition. We plan to evaluate our operations in light of the cost and impact of environmental regulations on those operations. We also plan to evaluate new laws and regulations as they develop to determine the impact on, and changes necessary to, our planned operations. Additionally, it is possible that future changes in these laws or regulations could have a significant impact on some portion of our business, causing us to reevaluate those activities at that time.

ITEM  2.  DESCRIPTION  OF  PROPERTY

OFFICE  SPACE
-------------

Our Chief Executive Officer, Trevor Sali provides us office space in his house free of charge, which office space totals approximately 200 square feet. We do not currently have any plans to obtain other office space. Additionally, we also have a separate answering service, mail and fax forwarding service, for which we pay approximately $40 to $80 per month depending on the volume of calls we receive.

MINERAL  RIGHTS
---------------

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

We have completed preliminary studies on the property. In connection with those studies, tunneling was done and a soil sample was taken from the claims. We plan to conduct further exploration activities in the future, funding permitting (see above under "Description of Business"). We plan to obtain the results of our Phase II study shortly after the filing of this report.

The Lucky Todd Claims consist of twelve cell claims. The rights to four of the cells were to expire on March 22, 2006, but were extended by us for an additional year, for an aggregate of CDN $700, and now expire on March 22, 2007. The rights of the remaining eight cells were to expire on July 8, 2006, but were extended by us for an additional year for aggregate consideration of CDN $1,400. The Mineral Tenure Act, Chapter 292 of the Statutes and Regulations of British Columbia, Canada states that all mining claims in British Columbia may be held for one year, and thereafter from year to year if, on or before the anniversary date, the record holder pays the prescribed recording fee, in our case, CDN $175 per cell. As such, the claims can be extended indefinitely by us by paying CDN $175 per cell for one (1) year for each cell, as long as such payment is made prior to the expiration date of such claims, described in the table below.

The elevations of the Lucky Todd Claim property range from 3,350 feet to 4,450 feet. The temperatures on the claim could range between a low of -20 degrees in the winter to a high of 85 degrees in the summer. Snow may be present on the ground from December to April, and while we do not believe this presence would hamper a year-round exploration and/or development program, such presence of snow could cause us to spend additional resources to heat and/or remove snow from our operations.

The Lucky Todd Claims have moderate to steep mountainous slopes with incised valleys. The Lucky Todd Claims have been subject to previous underground exploration and minimal surface development in the past prior to 1937. Prior exploration consisted of a small amount of surface work and eleven mines of an aggregate footage of more than 600 feet. All but two of the mines are crosscut (horizontal), except for two, and the majority of the mines have been abandoned either prior to reaching their objective or because the results which were found once the objective was reached were not promising.

In order to retain title to the mineral rights associated with the Lucky Todd Claims we must conduct at least CDN $4.00 per hectare (equal to 2.47 acres) of exploration work per year on the claims for the first three years of exploration activities and CDN $8.00 per hectare thereafter, and/or pay the equivalent amount in cash to the government. There are no royalties or other underlying agreements or interests in the claims. The Lucky Todd Claims consist of the following claims:


CLAIM  NAME   NUMBER  OF  CELLS    TENURE  NUMBER    DATE  OF  GRANT    EXPIRATION  DATE*
----------     ---------------     -------------     --------------     -----------------
Lucky  Todd           4                 509396      March  22,  2005    March  22,  2007
Lucky  Todd           2                8516354       July  8,  2005      July  8,  2007


*Subject  to  continuous  one year extensions upon payment of CDN $175 per cell.

ITEM 3. LEGAL PROCEEDINGS

From time to time, we may become party to litigation or other legal proceedings that we consider to be a part of the ordinary course of our business. We are not currently involved in legal proceedings that could reasonably be expected to have a material adverse effect on our business, prospects, financial condition or results of operations. We may become involved in material legal proceedings in the future.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our common stock is traded on the over-the-counter Bulletin Board (the "OTCBB") under the trading symbol "CLRV". While we were approved for trading on the OTCBB on approximately June 30, 2006, no shares of common stock had traded as of the year ended July 31, 2006, and only a very limited of number of shares have traded as of the filing date of this report. As such, no historical high and low bid prices for our common stock for the fiscal year ended July 31, 2006 is available for inclusion in this report.

DESCRIPTION  OF  CAPITAL  STOCK

We have authorized capital stock consisting of 100,000,000 shares of common stock, $0.001 par value per share ("Common Stock") and 10,000,000 shares of preferred stock, $0.001 par value per share ("Preferred Stock").

COMMON  STOCK

The holders of outstanding shares of Common Stock are entitled to receive dividends out of assets or funds legally available for the payment of dividends at such times and in such amounts as the board from time to time may determine.

Holders of Common Stock are entitled to one vote for each share held on all matters submitted to a vote of shareholders. There is no cumulative voting of the election of directors then standing for election. The Common Stock is not entitled to pre-emptive rights and is not subject to conversion or redemption. Upon liquidation, dissolution or winding up of our company, the assets legally available for distribution to stockholders are distributable ratably among the holders of the Common Stock after payment of liquidation preferences, if any, on any outstanding payment of other claims of creditors. Each outstanding share of Common Stock is duly and validly issued, fully paid and non-assessable.

PREFERRED  STOCK

Shares of Preferred Stock may be issued from time to time in one or more series, each of which shall have such distinctive designation or title as shall be determined by our Board of Directors ("Board of Directors") prior to the issuance of any shares thereof. Preferred Stock shall have such voting powers, full or limited, or no voting powers, and such preferences and relative, participating, optional or other special rights and such qualifications, limitations or restrictions thereof, as shall be stated in such resolution or resolutions providing for the issue of such class or series of Preferred Stock as may be adopted from time to time by the Board of Directors prior to the issuance of any shares thereof. The number of authorized shares of Preferred Stock may be increased or decreased (but not below the number of shares thereof then outstanding) by the affirmative vote of the holders of a majority of the voting power of all the then outstanding shares of our capital stock entitled to vote generally in the election of the directors, voting together as a single class, without a separate vote of the holders of the Preferred Stock, or any series thereof, unless a vote of any such holders is required pursuant to any Preferred Stock Designation.

While we do not currently have any plans for the issuance of Preferred Stock, the issuance of such Preferred Stock could adversely affect the rights of the holders of Common Stock and, therefore, reduce the value of the Common Stock. It is not possible to state the actual effect of the issuance of any shares of Preferred Stock on the rights of holders of the Common Stock until the board of directors determines the specific rights of the holders of the Preferred Stock, which rights may be superior to those associated with our Common Stock; which effects may include:

     o    Restricting  dividends  on  the  Common  Stock;

     o Rights and preferences including dividend and dissolution rights, which are superior to our Common Stock;

     o    Diluting  the  voting  power  of  the  Common  Stock;

     o    Impairing  the  liquidation  rights  of  the  Common  Stock;  or

     o Delaying or preventing a change in control of the Company without further action by the stockholders.

SALES OF UNREGISTERED SECURITIES DURING THE YEAR ENDED JULY 31, 2006:

In September 2005, we issued an aggregate of 2,318,039 shares of our restricted common stock to an aggregate of thirty-seven (37) shareholders for an aggregate of $69,541.17 US (or $0.03 US per share) in connection with Offshore Subscription Agreements, in a transaction not registered under the Securities Act of 1933 (the "Act"). We claim an exemption from registration afforded by Regulation S of the Act ("Regulation S") for the above issuances, since the issuances were made to non-U.S. persons (as defined under Rule 902 section
(k)(2)(i) of Regulation S), pursuant to an offshore transaction, and no directed selling efforts were made in the United States by the issuer, a distributor, any of their respective affiliates, or any person acting on behalf of any of the foregoing.

ITEM  6.  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OR  PLAN  OF  OPERATION

PLAN  OF  OPERATIONS

We plan to continue our exploration activities on our Lucky Todd 1 claim using the approximately $7,000 that remains from the sale of shares of our common stock to offshore investors during 2005. We anticipate receiving the results of our Phase II studies shortly after the filing of this report.

We plan to begin our Phase III activities in November or December 2006 and our Phase IV activities in March or April 2006, assuming the successful completion and satisfactory results of each prior phase, and assuming we have adequate funding to complete such Phases. Our Phase II, Phase III and Phase IV exploration activities are described in greater detail above. We anticipate that the cost of our planned exploration activities will be approximately $45,000 and plan to raise the additional funding we may require in the future through the sale of debt and or equity, which may be dilutive to our then existing shareholders. We do not currently have any plans to purchase additional properties.

We  believe  that we can continue our business operations for approximately four
(4) months, assuming no additional capital is raised and anticipate the need for approximately $30,000 to continue our business operations and exploration activities for the next twelve (12) months.

We had spent $18,218 on exploration activities on our property as of July 31, 2006, which funds were spent on our Phase I exploration activities and the planning phases of our Phase II exploration activities.

RESULTS OF OPERATIONS FOR THE FISCAL YEAR ENDED JULY 31, 2006 COMPARED TO THE FISCAL PERIOD FROM JULY 7, 2005 (INCEPTION) TO JULY 31, 2005.

We generated no revenues for either the year ended July 31, 2006, or the period from Inception until July 31, 2005, nor have we generated any revenues to date or anticipate generating any revenues in the near future, until such time as we complete our exploration and mining activities on our properties, and then only if such properties contain valuable materials, of which there can be no assurance.

We had total exploration expenses of $9,198 for the year ended July 31, 2006, compared to total exploration activities of $9,020 for the period from July 7, 2005 ("Inception") to July 31, 2005, an increase of $178 or 2% from the prior period. Exploration expenses for the year ended July 31, 2006, included amounts paid in preparation of and in connection with our Phase II VLF-EM studies which were conducted on our claims, as well as various other exploration expenses incurred during the year ended July 31, 2006.

We had other general and administrative expenses of $54,100 for the year ended July 31, 2006, compared to other general and administrative expenses of $5,173 for the period from Inception to July 31, 2006, an increase of $48,927 or 946% from the prior period. The increase in general and administrative expenses was mainly in connection with attorney's fees and accountant's fees in connection with the preparation of our Private Placement Memorandum, as well as the preparation, review and filing of our Form SB-2 Registration Statement and financial statements contained therein, among other general expenses associated with running a public company, as well as the fact that the period from Inception until July 31, 2005, represented less than one month of expenditures, whereas our expenses for the year ended July 31, 2006, represented a full 12 months of expenditures.

We had a net loss of $63,298 for the year ended July 31, 2006, compared to a net loss of $14,193 for the period from Inception to July 31, 2005, an increase in net loss of $49,105 or 346% from the prior period. The increase in net loss was mainly due to the 946% increase in other general and administrative expenses for the year ended July 31, 2006 compared to the period from Inception until July 31, 2005, coupled with the fact that we had no revenues for either the year ended July 31, 2006 or the period from Inception to July 31, 2005.

LIQUIDITY  AND  CAPITAL  RESOURCES

We had total assets consisting solely of current assets of cash as of July 31, 2006 of $8,480.

We had total liabilities consisting solely of current liabilities of accounts payable and accrued liabilities of $1,430 as of July 31, 2006.

We had total working capital of $7,050 as of July 31, 2006, and a deficit accumulated during the exploration stage of $77,491 as of July 31, 2006. We had net cash used in operating activities for the year ended July 31, 2006 of $61,061, which was due to $63,298 of net loss and $1,570 of accounts payable and accrued liabilities, offset by $807 of shareholder receivable, which represented the amount which Mr. Sali, our Chief Executive Officer and President paid us in connection with monies owed to complete his purchase of 15,000,000 shares of our common stock for $15,000, which sale took place in July 2005 and $3,000 of prepaid attorney's fees.

We had net cash flows from financing activities of $69,541 for the year ended July 31, 2006, which included $69,541 of proceeds from the sale of common stock. In September 2005, we sold an aggregate of 2,318,039 shares of our restricted common stock to thirty-seven shareholders in connection with subscription agreements for an aggregate of $69,541 ($0.03 per share).

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

                                  RISK FACTORS

You should carefully consider the following risk factors and other information in this annual report on Form 10-KSB before deciding to become a holder of our common stock. If any of the following risks actually occur, our business and financial results could be negatively affected to a significant extent.

The Company's business is subject to the following Risk Factors (references to "our," "we," "Claron" and words of similar meaning in these Risk Factors refer to the Company):

WE MAY NOT BE ABLE TO CONTINUE OUR BUSINESS PLAN AND EXPLORATION ACTIVITIES WITHOUT ADDITIONAL FINANCING.

We depend to a great degree on the ability to attract external financing in order to conduct future exploratory activities. We are currently funded solely by our shareholders and we believe that we can continue our business operations for approximately the next four (4) months with the approximately $7,000 of cash we had as of October 15, 2006. If we are unable to raise the additional funds required for planned exploration and extraction activities, which we anticipate costing approximately $45,000, we may be forced to abandon our current business plan. If you invest in us and we are unable to raise the required funds, your investment could become worthless.

OUR AUDITORS HAVE EXPRESSED SUBSTANTIAL DOUBT AS TO WHETHER OUR COMPANY CAN CONTINUE AS A GOING CONCERN.

We are in our exploration stage, as planned principal activities have not begun. We have not generated any revenues since inception and have incurred substantial losses, including a net loss of $63,298 for the year ended July 31, 2006 and had a deficit accumulated during the exploration stage of $77,491 as of July 31, 2006. These factors among others indicate that we may be unable to continue as a going concern, particularly in the event that we cannot generate sufficient cash flow to conduct our operations and/or obtain additional sources of capital and financing.

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

As an exploration stage company, we have no revenues or profits to date and our net deficit accumulated during our exploration stage as of July 31, 2006, was $77,491. We had net working capital of $7,050 as of July 31, 2006. We are currently being funded by existing shareholders and anticipate being able to continue our business operations for approximately the next four (4) months with the approximately $7,000 that remained as of October 15, 2006, from the approximately $85,000 we have raised from the sale of shares of common stock to date. This estimate is based on the fact that approximately $60,000 spent by us as of July 31, 2006, included one time expenditures including legal fees and accounting fees in connection with the preparation and filing of our Registration Statement, the preparation of the geological report on our property, the planning of and completion of our Phase I and Phase II exploration on our property. However, if we do not begin exploration and/or do not have enough money to continue exploration activities it is likely that we will never generate any revenues. Additionally, if we are unsuccessful in mining attempts we may choose to attempt in the future, it is likely that we will never generate any revenues. Additionally, the exploration of minerals is highly speculative, and if throughout our mineral exploration we do not find commercial quantities of minerals, we will likely be forced to curtail or abandon our business plan. If this happens, you could lose your investment in us. If we are unable to generate profits, we will be forced to rely on external financing, of which there is no guarantee, to continue with our business plan.

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

Trevor Sali, our sole officer and Director currently works full time for Sasktel, in Saskatoon, Saskatchewan, Canada, as a data and networking technician. Mr. Sali spends approximately thirty (30) to thirty-five (35) hours of his time per week working for Sasktel. As a result, Mr. Sali is only able to spend approximately twenty (20) hours per week on our business. As a result, he may not have enough time to devote to our operations and management and consequently, we could be forced to curtail or abandon our business operations.

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

WE CURRENTLY HAVE A VERY LIMITED VOLATILE AND ILLIQUID MARKET FOR OUR SECURITIES ON THE OVER THE COUNTER BULLETIN BOARD, AND WE EXPECT THE MARKET FOR OUR SECURITIES TO REMAIN THAT WAY IN THE FUTURE.

Our common stock currently trades on the Over-The-Counter Bulletin Board under the symbol "CLRV," however we have had only limited trading in our stock to date and expect the market for our common stock to remain highly illiquid and volatile in the future, until such time as we can generate sufficient revenues to support our operations, if ever. We can make no assurances that there will continue to be a public market for our common stock in the future. We expect the market for our common stock to be subject to wide fluctuations in response to several factors, including, but not limited to:

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

IF WE ARE LATE IN FILING OUR QUARTERLY OR ANNUAL REPORTS WITH THE SEC, WE MAY BE DE-LISTED FROM THE OVER-THE-COUNTER BULLETIN BOARD.

Pursuant to Over-The-Counter Bulletin Board ("OTCBB") rules relating to the timely filing of periodic reports with the SEC, any OTCBB issuer which fails to file a periodic report (Form 10-QSB's or 10-KSB's) by the due date of such report (not withstanding any extension granted to the issuer by the filing of a Form 12b-25), three (3) times during any twenty-four (24) month period is automatically de-listed from the OTCBB. Such removed issuer would not be re-eligible to be listed on the OTCBB for a period of one-year, during which time any subsequent late filing would reset the one-year period of de-listing. If we are late in our filings three times in any twenty-four (24) month period and are de-listed from the OTCBB, our securities may become worthless and we may be forced to curtail or abandon our business plan.

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




                  [Remainder of Page Left Intentionally Blank.]

ITEM 7. FINANCIAL STATEMENTS

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
  Claron Ventures, Inc.
  (An Exploration Stage Company)
  Saskatchewan, Canada


We have audited the accompanying balance sheet of Claron Ventures, Inc. (the "Company" or "Claron") as of July 31, 2006, and the related statements of operations, stockholders' equity, and cash flows for the year then ended and the period from July 7, 2005 (Inception) through July 31, 2005 and the period from July 7, 2005 (Inception) through July 31, 2006. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Claron as of July 31, 2006, and the results of its operations and its cash flows for the year then ended and the period from July 7, 2005 (Inception) through July 31, 2005 and the period from July 7, 2005 (Inception) through July 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that Claron will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has incurred losses from inception through July 31, 2006 totaling $77,491. Claron will require additional working capital to develop its business until Claron either (1) achieves a level of revenues adequate to generate sufficient cash flows from operations; or (2) obtains additional financing necessary to support its working capital requirements. These conditions raise substantial doubt about Claron's ability to continue as a going concern. Management's plans in regard to this matter are also described in Note
2. The accompanying financial statements do not include any adjustments that might result from the outcome of these uncertainties.

LBB & Associates Ltd., LLP
(formerly: Lopez, Blevins Bork & Associates LLP)
Houston, Texas
October 13, 2006



                             CLARON VENTURES, INC.
                         (AN EXPLORATION STAGE COMPANY)
                                 BALANCE SHEET
                              AS OF JULY 31, 2006



                                  ASSETS
Cash                                                                          $   8,480
                                                                              ---------
Total Assets                                                                  $   8,480
                                                                              =========

                  LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable and accrued liabilities                                    $   1,430
                                                                              ---------
     Total current liabilities                                                    1,430
                                                                              ---------

Commitments

STOCKHOLDERS' EQUITY:
  Preferred stock $.001 par value, 10,000,000 shares authorized, none issued          -
  Common stock, $.001 par value, 100,000,000 shares authorized, 17,318,039
    shares issued and outstanding                                                17,318
  Additional paid in capital                                                     67,223
  Deficit accumulated during the exploration stage                              (77,491)
                                                                              ---------
     Total stockholders' equity                                                   7,050
                                                                              ---------

Total Liabilities and Stockholders' Equity                                    $   8,480
                                                                              =========



     See accompanying summary of accounting policies and notes to financial statements.



                             CLARON VENTURES, INC.
                         (AN EXPLORATION STAGE COMPANY)
                            STATEMENTS OF OPERATIONS
                      FOR THE YEAR ENDED JULY 31, 2006 AND
         PERIOD FROM JULY 7, 2005 (INCEPTION) THROUGH JULY 31, 2005 AND
           PERIOD FROM JULY 7, 2005 (INCEPTION) THROUGH JULY 31, 2006

                                                             Inception        Inception
                                                              through          through
                                      Year Ended July 31,     July 31,        July 31,
                                             2006               2005            2006
                                      ------------------     ----------      -----------
Operating expenses:
Exploration expenses                  $            9,198     $    9,020      $    18,218
Other general and administrative                  54,100          5,173           59,273
                                      ------------------     ----------      -----------
Loss from operations                              63,298         14,193           77,491

Interest expense                                       -              -                -
                                      ------------------     ----------      -----------

Net loss                              $          (63,298)    $  (14,193)     $   (77,491)
                                      ==================     ==========      ===========

Net loss per share:
  Basic and diluted                   $            (0.00)    $    (0.00)
                                      ==================     ==========

Weighted average shares outstanding:
  Basic and diluted                           17,044,955     15,000,000
                                      ==================     ==========




     See accompanying summary of accounting policies and notes to financial statements.


                             CLARON VENTURES, INC.
                         (AN EXPLORATION STAGE COMPANY)
                       STATEMENTS OF STOCKHOLDERS' EQUITY
           PERIOD FROM JULY 7, 2005 (INCEPTION) THROUGH JULY 31, 2006


                                                                           Deficit
                                                                         accumulated
                                                            Additional   during the
                                       Common stock          paid-in     exploration
                                  Shares         Amount      capital        stage          Total
                                ----------     ----------   ---------    ------------    ----------

Common stock issued for cash    15,000,000     $   15,000   $       -    $          -    $   15,000

Net loss                                 -              -           -          (14,193)     (14,193)
                                ----------     ----------   ---------    -------------   ----------
Balance,
  July 31, 2005                 15,000,000         15,000           -          (14,193)         807

Common stock issued for cash     2,318,039          2,318      67,223                -       69,541

Net loss                                 -              -           -          (63,298)     (63,298)
                                ----------     ----------   ---------     ------------   ----------
Balance,
  July 31, 2006                 17,318,039     $   17,318   $  67,223     $    (77,491)  $    7,050
                                ==========     ==========   =========     ============   ==========


     See accompanying summary of accounting policies and notes to financial statements.



CLARON VENTURES, INC.
                          (AN EXPLORATION STAGE COMPANY)
                             STATEMENTS OF CASH FLOWS
                       FOR THE YEAR ENDED JULY 31, 2006 AND
          PERIOD FROM JULY 7, 2005 (INCEPTION) THROUGH JULY 31, 2005 AND
            PERIOD FROM JULY 7, 2005 (INCEPTION) THROUGH JULY 31, 2006



                                                      Year Ended       Inception through       Inception through
                                                       July 31,            July 31,               July 31,
                                                        2006                 2005                   2006
                                                     ------------     -------------------     ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                         $    (63,298)    $           (14,193)    $          (77,491)
    Adjustments to reconcile net loss to net cash
      used in operating activities:
Changes in:
   Shareholder receivable                                     807                    (807)                     -
   Prepaid attorney fees                                    3,000                  (3,000)                     -
  Accounts payable and accrued liabilities                 (1,570)                  3,000                  1,430
                                                     ------------     -------------------     ------------------

NET CASH USED IN OPERATING ACTIVITIES                     (61,061)                (15,000)               (76,061)
                                                     ------------     -------------------     ------------------

CASH FLOWS FROM INVESTING ACTIVITIES:                           -                       -                      -
                                                     ------------     -------------------     ------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from sale of common stock                       69,541                  15,000                 84,541
                                                     ------------     -------------------     ------------------

CASH FLOWS PROVIDED BY
    FINANCING ACTIVITIES                                   69,541                  15,000                 84,541
                                                     ------------     -------------------     ------------------

NET CHANGE IN CASH                                          8,480                       -                  8,480
    Cash, beginning of period                                   -                       -                      -
                                                     ------------     -------------------     ------------------
    Cash, end of period                              $      8,480     $                 -     $            8,480
                                                     ============     ===================     ==================

SUPPLEMENTAL CASH FLOW INFORMATION:
  Interest paid                                      $          -     $                 -     $                -
                                                     ============     ===================     ==================
  Income taxes paid                                  $          -     $                 -     $                -
                                                     ============     ===================     ==================



     See accompanying summary of accounting policies and notes to financial statements.

                              CLARON VENTURES, INC.
                         (AN EXPLORATION STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF ACCOUNTING POLICIES

Claron Ventures, Inc. (the "Company" or "Claron") was incorporated on July 7, 2005 under the laws of Nevada to engage in the exploration of certain mineral interests in British Columbia.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the balance sheet and the reported amounts of revenues and expenses during the period. Actual results could differ from those estimates.

Basic Loss Per Share

Basic loss per share has been calculated based on the weighted average number of shares of common stock outstanding during the period.

Long-lived Assets

Property and equipment are stated on the basis of historical cost less accumulated depreciation. Depreciation is provided using the straight-line method over the estimated useful lives of the assets. Major renewals and improvements are capitalized, while minor replacements, maintenance and repairs are charged to current operations.

Impairment losses are recorded on fixed assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. There were no impairment losses in 2006.

Income Taxes

The asset and liability approach is used to account for income taxes by recognizing deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of assets and liabilities. Company records a valuation allowance to reduce the deferred tax assets to the amount that is more likely than not to be realized.

Mineral Properties

Cost of license acquisitions, exploration, carrying and retaining unproven mineral lease properties are expensed as incurred. Financial Instruments

Company's financial instruments consist of cash, accounts payable and accrued liabilities, notes payable and due to related parties. Unless otherwise noted, it is management's opinion that Company is not exposed to significant interest, currency or credit risks arising from these financial instruments. The fair value of these financial instruments approximate their carrying values, unless otherwise noted.

Recent Accounting Pronouncements

Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on Company's results of operations, financial position or cash flow.

NOTE 2 - GOING CONCERN

Claron has a deficit accumulated during the exploration stage of $77,491 as of July 31, 2006. Claron's financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, Claron has no current source of revenue. Without realization of additional capital, it would be unlikely for Claron to continue as a going concern. Claron's management plans on raising cash from public or private debt or equity financing, on an as needed basis and in the longer term, relying on revenues from the acquisition, exploration, and development of mineral interests, if found. Claron's ability to continue as a going concern is dependent on these additional cash financings, and, ultimately, upon achieving profitable operations through the development of mineral interests.

NOTE 3 - RELATED PARTIES

The Company neither owns nor leases any real or personal property. An officer has provided office services without charge. Such costs are immaterial to the financial statements and accordingly are not reflected herein. The officer and director is involved in other business activities and most likely will become involved in other business activities in the future.

The sole officer of the company was issued 15,000,000 shares of common stock for $15,000.

NOTE 4 - CAPITAL STOCK

The Company's authorized capital stock consists of 100,000,000 shares of common stock, with a par value of $0.001 per share and 10,000,000 shares of preferred stock, with a par value of $0.001 per share. Shares of preferred stock of the Company may be issued from time to time in one or more series, each of which shall have such distinctive designation or title as shall be determined by the Board of Directors prior to the issuance of any shares thereof.

During the twelve months ending July 31, 2006 the Company sold 2,318,039 shares of common stock for cash proceeds of $69,541 in a private placement to off-shore investors.

NOTE 5 - INCOME TAXES

Claron  follows the Statement of Financial Accounting Standards Number 109 (SFAS
109), "Accounting for Income Taxes." Deferred income taxes reflect the net effect of (a) temporary difference between carrying amounts of assets and liabilities for financial purposes and the amounts used for income taxes reporting purposes, and (b) net operating loss carryforwards. No net provision for refundable U.S. Federal income tax has been made in the accompanying statement of loss because no recoverable taxes were paid previously. Similarly, no deferred tax asset attributable to the net operating loss carryforward has been recognized, as it is not deemed likely to be realized.

Deferred income tax consists of the following:


                                                         2006
                                                      ---------
              Deferred income tax assets:
                Net operating loss carryforwards      $  26,000
                Valuation allowance                     (26,000)
                                                      ---------
              Net deferred income tax assets          $       -
                                                      =========

The valuation allowance increased by approximately $21,000 during the year ended July 31, 2006. The Company has non-capital losses carried forward of approximately $77,000 which expire through 2024. They may be utilized to offset future taxable income. Future tax benefits, which may arise as a result of these losses and resource expenditures have not been recognized in these financial statements.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

ITEM  8A.  CONTROLS  AND  PROCEDURES.

(a) Evaluation of disclosure controls and procedures. Our Chief Executive Officer and Principal Financial Officer, after evaluating the effectiveness of our "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Annual Report on Form 10-KSB (the "Evaluation Date"), has concluded that as of the Evaluation Date, our disclosure controls and procedures are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

(b) Changes in internal control over financial reporting. There were no significant changes in our internal control over financial reporting during the last fiscal year and/or up to and including the date of this filing that we believe materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 8B. OTHER INFORMATION.

     None.

                                    PART III
ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

The following table sets forth the name, age and position of each of our directors and executive officers. There are no other persons who can be classified as a promoter or controlling person of us. Our officers and directors are as follows:

              NAME              AGE            POSITION
              ----              ---            --------

          Trevor Sali           27             Chief  Executive  Officer,
                                               Chief Financial Officer,
                                               Secretary, Treasurer and Director

Trevor Sali has served as our Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and sole Director since our incorporation in July 2005. Since May 2006, Mr. Sali has served as an electronics technician at Sasktel in Regina, Saskatchewan, Canada. He spends approximately thirty (30) to thirty-five
(35) hours per week working for Sasktel. Mr. Sali also previously served as an electronics technician at Sasktel from June 2005 to September, 2005. From November 2003 to June 2004, Mr. Sali served as a derrickhand with O.D. Well Servicing in Saskatchewan, Canada. From March 2001 to November 2003, Mr. Sali was employed as an electrician with J.F. Electric in Coquitlam, British Columbia, Canada. From February 1999 to March 2001, Mr. Sali was employed as an electrician with the University of Saskatchewan in Saskatoon, Saskatchewan, Canada. From October 1996 to February 1999, Mr. Sali was employed as an electrician with AllianceEnergy in Saskatoon, Saskatchewan, Canada.

Other than the work experience listed above, Mr. Sali has no previous history as an officer or Director of a mining company or any publicly traded companies or businesses (see the Risk Factor entitled "Our Sole Officer And Director Lacks Technical And/Or Exploration Experience In And With Mining Activities and With Publicly Traded Companies in General," above).

Our Directors are elected annually and hold office until our next annual meeting of the shareholders and until their successors are elected and qualified. Officers will hold their positions at the pleasure of the Board of Directors, absent any employment agreement. Our officers and Directors may receive compensation as determined by us from time to time by vote of the Board of Directors. Such compensation might be in the form of stock options. Directors may be reimbursed by us for expenses incurred in attending meetings of the Board of Directors. Vacancies in the Board are filled by majority vote of the remaining directors.

ITEM 10. EXECUTIVE COMPENSATION.

                                                    Other(1)
                                                    Annual
Name & Principal                                    Compen-    Options
   Position             Year        Salary ($)      sation     SARs
-------------------    ------      -----------     ---------  ---------

  Trevor Sali,          2006        $ - 0 -          - 0 -      - 0 -
   CEO, CFO,            2005        $ - 0 -          - 0 -      - 0 -

  Secretary,
Treasurer, and
  Director (2)

* Does not include perquisites and other personal benefits in amounts less than 10% of the total annual salary and other compensation. Other than the individual listed above, we had no executive employees who have received more than $100,000 in compensation, including bonuses and options, since our formation in July 2005.

(1) No Executive Officer received any long term incentive plan ("LTIP") payouts, restricted stock awards or bonuses during the last fiscal year, and no salaries are being accrued.

(2) Mr. Sali was appointed as our Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and Director on July 7, 2005. Mr. Sali does not have an employment agreement with us and has received no salary from us to date.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table provides the names and addresses of each person known to own directly or beneficially more than a 5% of the outstanding common stock (as determined in accordance with Rule 13d-3 under the Exchange Act), which sole greater than 5% shareholder as of October 25, 2006 was our sole officer and director, Trevor Sali. Except as otherwise indicated, all shares are owned directly.

                                                Beneficially  Owned
                                                Prior  to  Offering
 Name  and  Address  of                    ----------------------------
   Beneficial  Owner                        Shares          Percent(1)
----------------------------------         ---------         ----------

    TREVOR  SALI  (2)                     15,000,000           86.6%
   #2-630  2nd  Ave.
   S7K-2C8  Saskatoon
 Saskatchewan,  Canada

==================================        ==========         ==========

All  the  officers  and  directors        15,000,000           86.6%
   as  a  group  (1  Person)

(1) Based on 17,318,039 shares outstanding as of October 25, 2006.

(2) Mr. Sali is our Chief Executive Officer, Chief Financial Officer (Principal Accounting Officer), Secretary, Treasurer and sole Director.

ITEM  12.  CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS

In July 2005, we issued Trevor Sali, our Chief Executive Officer, Chief Financial Officer, Secretary and Treasurer 15,000,000 shares of our common stock in return for $15,000.

Our Chief Executive Officer, Trevor Sali provides us office space in his house free of charge, which office space totals approximately 200 square feet.

ITEM 13. EXHIBITS

a)     The exhibits listed below are filed as part of this annual report.

Exhibit No.        Description of Exhibit
-----------        ----------------------
3.1(1)             Articles of Incorporation

3.2(1)             Bylaws

10.1(2)            Lucky Todd Claims transfer documentation

10.2(2)            Consulting Agreement with Diamond S Holdings Ltd.

10.3(3)            Invoice for purchase of Lucky Todd Claims

31.1* Certificate of the Chief Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1* Certificate of the Chief Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Filed herewith.

(1) Filed as exhibits to our Form SB-2 Registration Statement, filed with the Commission on November 14, 2005, and incorporated herein by reference.

(2) Filed as exhibits to our Form SB-2A, filed with the Commission on April 5, 2006, an incorporated herein by reference.

(3)  Filed  as  an exhibit to our Form SB-2A, filed with the Commission on April
27,  2006,  an  incorporated  herein  by  reference.

b)     REPORTS ON FORM 8-K

We did not file any reports on Form 8-K during the year ended July 31, 2006, or up until the date of this Report.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

AUDIT  FEES
The aggregate fees billed for the fiscal years ended July 31, 2006 and 2005, for professional services rendered by the Company's principal accountants, LBB & Associates Ltd., LLP for the audit of the Company's annual financial statements and the review of the financial statements included in the Company's Quarterly Reports on Form 10-QSB, as well as services provided in connection with statutory and regulatory filings or engagements for those fiscal years were $3,800 and $8,150, respectively. The Company did not file any Quarterly Reports on Form 10-QSB for the year ended July 31, 2005, as the Company only became a publicly reporting company during the year ended July 31, 2006.

AUDIT  RELATED  FEES

None.

TAX  FEES

None.

ALL  OTHER  FEES

None.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              CLARON VENTURES, INC.

                              By:  /s/ Trevor Sali
                                  --------------------------
                              Name:  Trevor Sali
                              Title: Chief Executive Officer and
                                     Chief Financial Officer
                                    (Principal Accounting Officer)
                                     Date:  October 30, 2006

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

     SIGNATURE                  TITLE                      DATE
     ---------                  -----                      ----

   /s/ Trevor Sali      Chief Executive Officer,      October 30, 2006
   ---------------      Chief Financial Officer
    Trevor Sali      (Principal Accounting Officer)
                          Treasurer, Secretary
                              and Director