Form 10QSB
period 2006-10-31
Claron Ventures Inc
filed 2006-12-15
CIK 1342108

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2006

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

For the transition period from _____________ to _________________

 Commission file number: 333-129664

CLARON VENTURES, INC.
(Exact name of small business issuer as specified in its charter)

Nevada	98-0470356
(State or other jurisdiction of	(IRS Employer Identification No.)
incorporation or organization)

#2-630 2ND AVE. SASKATOON, SASKATCHEWAN, S7K-2C8 CANADA
(Address of principal executive offices)

(306)-374-1753
(Registrant's telephone number)

Check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of December 14, 2006, 450,269,014 shares of Common Stock of the issuer were outstanding ("Common Stock").

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [x] No [ ].

Transitional Small Business Disclosure Format(Check one): Yes [ ] No[X]

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CLARON VENTURES, INC.
(AN EXPLORATION STAGE COMPANY)
BALANCE SHEET
(Unaudited)

October 31,
2006
ASSETS
Cash	$7,208
Total Assets	$7,208

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable & accrued liabilities	$10,688
Total current liabilities	10,688

Commitments

STOCKHOLDERS’ EQUITY:
Preferred stock $.001 par value, 10,000,000 shares authorized, none issued	-
Common stock, $.001 par value, 750,000,000 shares authorized, 450,269,014
shares issued and outstanding	450,269
Additional paid in capital	(365,728)
Deficit accumulated during the exploration stage	(88,021)
Total stockholders’ equity	(3,480)

Total Liabilities and Stockholders’ Equity	$7,208

See accompanying notes to financial statements

CLARON VENTURES, INC.
(AN EXPLORATION STAGE COMPANY)
STATEMENTS OF OPERATIONS
Three Months ended October 31, 2006 and 2005 and the period
From Inception (July 7, 2005) to October 31, 2006
(Unaudited)

			Inception
	Three Months	Three Months	through
	October 31,	October 31,	October 31,
	2006	2005	2006
Operating expenses:
Exploration Expenses	$-	$-	$18,218
Other general and
administrative	10,530	31,500	69,803
Loss from operations	10,530	31,500	88,021

Interest expense	-	-	-

Net loss	$(10,530)	$(31,500)	$(88,021)

Net loss per share:
Basic and diluted	$(0.00)	$(0.00)

Weighted average shares
outstanding:
Basic and diluted	450,269,014	450,269,014

See accompanying notes to financial statements

CLARON VENTURES, INC.
(AN EXPLORATION STAGE COMPANY)
STATEMENTS OF CASH FLOWS
Three Months ended October 31, 2006 and 2005 and the period
From Inception (July 7, 2005) to October 31, 2006
(Unaudited)

			Inception
	Three Months	Three Months	through
	October 31,	October 31,	October 31,
	2006	2005	2006
CASH FLOWS FROM OPERATING
ACTIVITIES:
Net loss	$(10,530)	$(31,500)	$(88,021)
Adjustments to reconcile net loss
to net cash
used in operating activities:
Changes in:
Shareholder Receivable	-	807	-
Prepaid Attorney Fees	-	3,000	-
Accounts payable & accrued liabilities	9,258	2,000	10,688

NET CASH USED IN OPERATING
ACTIVITIES	(1,272)	(25,693)	(77,333)

CASH FLOWS FROM INVESTING
ACTIVITIES:	-	-	-

CASH FLOWS FROM FINANCING
ACTIVITIES:
Proceeds from sale of common stock	-	69,046	84,541
Loan from related party	-	43
CASH FLOWS FROM FINANCING
ACTIVITIES	-	69,089	84,541

NET CHANGE IN CASH	(1,272)	43,396	7,208
Cash, beginning of period	8,480	-	-
Cash, end of period	$7,208	$43,396	$7,208

SUPPLEMENTAL CASH FLOW
INFORMATION:
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

See accompanying notes to financial statements

CLARON VENTURES, INC.
(A EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of Claron Ventures, Inc. have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (“SEC”), and should be read in conjunction with the audited financial statements and notes thereto. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.

NOTE 2 – Subsequent Events

Effective November 10, 2006, the Company amended its articles such that the authorized capital of the Company was increased to 750,000,000 shares of common stock and 10,000,000 shares of preferred stock.

Additionally, the Company effected a twenty-six for one (26:1) forward split of its outstanding common stock, also effective November 10, 2006. The forward split is reflected retroactively on the financial statements.

On December 6, 2006, the Company entered into an Agreement with PetroHunter Energy Corporation (“PetroHunter”) and its subsidiary, PetroHunter Energy NT Ltd. (“NT”), for the Company’s acquisition of NT in exchange solely for the issuance of 5,000,000 preferred shares (the “Super Voting Preferred Stock”) of the Company, each preferred share to have the equivalent of 100 common share voting rights and 200,000, 000 shares of common stock (in exchange for all of the issued and outstanding shares of NT). It is proposed that the Company would effect a recapitalization such that the number of common shares held by its existing shareholders would not exceed 60,000,000.

In addition, PetroHunter is to receive a five-year warrant entitling PetroHunter and its affiliates to purchase an equivalent number of securities as the Company issues pursuant to any financing completed within five years from the date of the Agreement on the same terms as such financing, except that, on each anniversary of the warrant, the price per security payable upon exercise of the warrant would increase by 10%.

If completed, this proposed transaction would be a reverse acquisition as it would result in the issuance of 200,000,000 common shares of the Company to the shareholders of NT as well as the issuance of the 5,000,000 Super Voting Preferred Stock which would give PetroHunter control of the Company.

Pursuant to the terms of the Agreement, the Company appointed Matthew R. Silverman and Stephen Schultz as directors concurrently with entering into the Agreement.

NT was formed in Nevada in October 2006 to explore and develop all of the current and future onshore Australian Northern Territory assets of PetroHunter. NT acquired an undivided 50% working interest in Exploration Permit 98 from PetroHunter and will acquire PetroHunter’s remaining Northern Territory assets (namely, an undivided 50% working interest in Exploration Permits 76, 99, and 117) pursuant to the terms of a purchase and sale agreement for $15 million.

Completion of the transaction is subject to several conditions, including the completion of satisfactory due diligence by the parties and NT having raised at least $15,000,000 in a private placement by January 10, 2007 in order to complete its acquisition of the Exploration Permits. Under the terms of the Agreement, investors in the $15,000,000 private placement would exchange their interests in NT for common shares of the Company.

The parties contemplate entering into a definitive agreement on or before December 31, 2006 containing substantially the same terms as the Agreement, but if a definitive agreement is not reached, then the Agreement shall bind the parties.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

CERTAIN STATEMENTS IN THIS QUARTERLY REPORT ON FORM 10-QSB (THIS "FORM 10-QSB"), CONSTITUTE "FORWARD LOOKING STATEMENTS" WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1934, AS AMENDED, AND THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 (COLLECTIVELY, THE "REFORM ACT"). CERTAIN, BUT NOT NECESSARILY ALL, OF SUCH FORWARD-LOOKING STATEMENTS CAN BE IDENTIFIED BY THE USE OF FORWARD-LOOKING TERMINOLOGY SUCH AS "BELIEVES", "EXPECTS", "MAY", "SHOULD", OR "ANTICIPATES", OR THE NEGATIVE THEREOF OR OTHER VARIATIONS THEREON OR COMPARABLE TERMINOLOGY, OR BY DISCUSSIONS OF STRATEGY THAT INVOLVE RISKS AND UNCERTAINTIES. SUCH FORWARD-LOOKING STATEMENTS INVOLVE KNOWN AND UNKNOWN RISKS, UNCERTAINTIES AND OTHER FACTORS WHICH MAY CAUSE THE ACTUAL RESULTS, PERFORMANCE OR ACHIEVEMENTS OF CLARON VENTURES, INC. ("CLARON", "THE COMPANY", "WE", "US" OR "OUR") TO BE MATERIALLY DIFFERENT FROM ANY FUTURE RESULTS, PERFORMANCE OR ACHIEVEMENTS EXPRESSED OR IMPLIED BY SUCH FORWARD-LOOKING STATEMENTS. REFERENCES IN THIS FORM 10-QSB, UNLESS ANOTHER DATE IS STATED, ARE TO OCTOBER 31, 2006. ADDITIONALLY, UNLESS OTHERWISE STATED ALL AMOUNTS LISTED HEREIN ARE IN UNITED STATES DOLLARS AND AMOUNTS PRECEDED BY "CDN" ARE IN CANADIAN DOLLARS.

BUSINESS HISTORY

We were incorporated as Claron Ventures, Inc. in Nevada on July 12, 2005. We have, as of October 31, 2006 760,000,000 shares of stock authorized, representing 750,000,000 shares of Common Stock, $0.001 par value and 10,000,000 shares of preferred stock, $0.001 par value (see notes to financial statements regarding increase in authorized capital effected subsequent to October 31, 2006). We plan to explore and mine for silver, copper and other minerals on properties in British Columbia, Canada.

We own 100% of the mineral rights on the "Lucky Todd 1" and "Lucky Todd 2" claim grounds, which represent approximately 550 acres located in southwestern British Columbia, Canada, 22 miles west of Princeton, British Columbia ("Lucky Todd Claims").

The Lucky Todd Claims consist of twelve cell claims, which were acquired by us on July 6, 2005. Cell claims are the terms used for mining claims in British Columbia, Canada, and consist of twenty (20) hectares (or approximately 49.4 acres). The rights to four of the cells were to expire on March 22, 2006, but were extended by us for an additional year and now expire on March 22, 2007. The rights to the remaining eight cells expire on July 8, 2006 but were extended by us for an additional year and now expire on July 8, 2007.

The Company completed a Phase I initial exploration program on the Lucky Todd 1 in its last fiscal year which included exploring the area for mineral deposits by taking ground samples. The results of the Lucky Todd 1 exploration program showed that a limited amount of copper was present in the ground samples. As these results were discouraging we no longer plan to conduct further exploration activities on the Lucky Todd 1 in the future and intend to allow the Lucky Todd Claims to lapse.

The Company intends to remain in the business of exploring and developing resource properties until such time as it is able to find an economically viable property. However, given recent increases in oil and gas activities, it will focus its efforts in replacing the Lucky Todd Claims with an oil and gas property.

To this end, the Company intends to change its name to “Outback Energy Corporation” but has not yet completed such a name change.

THE NT AGREEMENT:

In furtherance of its business goal of acquiring an oil and gas property more promising than its Lucky Todd Claims, on December 6, 2006, the Company entered into an Agreement with PetroHunter Energy Corporation (“PetroHunter”) and its subsidiary, PetroHunter Energy NT Ltd. (“NT”), for the Company’s acquisition of NT in exchange solely for the issuance of 5,000,000 preferred shares (the “Super Voting Preferred Stock”) of the Company, each preferred share to have the equivalent of 100 common share voting rights and 200,000, 000 shares of common stock (in exchange for all of the issued and outstanding shares of NT). It is proposed that the Company would effect a recapitalization such that the number of common shares held by its existing shareholders would not exceed 60,000,000.

In addition, PetroHunter will receive a five-year warrant entitling PetroHunter and its affiliates to purchase an equivalent number of securities as the Company issues pursuant to any financing completed within five years from the date of the Agreement on the same terms as such financing, except that, on each anniversary of the warrant, the price per security payable upon exercise of the warrant would increase by 10%.

If completed, this proposed transaction would be a reverse acquisition as it would result in the issuance of 200,000,000 common shares of the Company to the shareholders of NT as well as the issuance of the 5,000,000 Super Voting Preferred Stock which would give PetroHunter control of the Company.

Pursuant to the terms of the Agreement, the Company appointed Matthew R. Silverman and Stephen Schultz as directors concurrently with entering into the Agreement.

NT was formed in Nevada in October 2006 to explore and develop all of the current and future onshore Australian Northern Territory assets of PetroHunter. NT acquired an undivided 50% working interest in Exploration Permit 98 from PetroHunter and will acquire PetroHunter’s remaining Northern Territory assets (namely, an undivided 50% working interest in Exploration Permits 76, 99, and 117) pursuant to the terms of a purchase and sale agreement for $15 million.

Completion of the transaction is subject to several conditions, including the completion of satisfactory due diligence by the parties and NT having raised at least $15,000,000 in a private placement by January 10, 2007 in order to complete its acquisition of the Exploration Permits. Under the terms of the Agreement, investors in the $15,000,000 private placement would exchange their interests in NT for common shares of the Company.

The parties contemplate entering into a definitive agreement on or before December 31, 2006 containing substantially the same terms as the Agreement, but if a definitive agreement is not reached, then the Agreement shall bind the parties.

EXISTING MINERAL RIGHTS

The Company intends to allow its existing mineral rights to the Lucky Todd Claims to lapse.

We own 100% of the mineral rights of the "Lucky Todd 1" and "Lucky Todd 2" claim grounds, which represents approximately 550 acres located in southwestern British Columbia, Canada, 22 miles west of Princeton, British Columbia ("Lucky Todd Claims"). Access to the claims is provided by a gravel road. Our management believes that the property is currently in good condition. There is currently no equipment and/or infrastructure of any kind on the Lucky Todd Claims, nor is there any current source of power on the property or any immediate plans to provide power. The Lucky Todd Claims do not contain any known reserves.

We completed preliminary studies on the Lucky Todd Claims. In connection with those studies, tunneling was done and a soil sample was taken from the claims. As results were discouraging, particularly from Lucky Todd 1, we do not plan to perform further exploration of the Lucky Todd Claims.

The Lucky Todd Claims consist of the following claims:

CLAIM NAME	NUMBER OF CELLS	TENURE NUMBER	DATE OF GRANT	EXPIRATION DATE*

Lucky Todd	4	509396	March 22, 2005	March 22, 2007
Lucky Todd 2	8	516354	July 8, 2005	July 8, 2007

EMPLOYEES

We currently have no employees other than our sole officer and Director, Trevor Sali. We plan to use contractors in the future if the need arises during the course of our exploration and/or development activities, in the future.

EXPLORATION WORK

All exploration work to be completed by us on our Lucky Todd Claims was conducted by or under the supervision of Laurence Sookochoof. Laurence Sookochoff is a consulting geologist and principal of Sookochoff Consultants Inc., which has an office at 1305-13233 Homer Street, Vancouver, British Columbia, Canada, V6B 5T1. He is registered and is in good standing with the Association of Professional Engineers and Geoscientists of British Columbia, Canada.

As the Company is no longer pursuing exploration and development of the Lucky Todd Claims, it is likely that exploration work will be conducted by other persons or entities. At this time, the Company has no agreements to have exploration work conducted by any persons or entities.

DEPENDENCE ON ONE OR A FEW MAJOR CUSTOMERS

We do not depend on one or a small number of customers, as we have not successfully discovered or extracted any commercial quantities of resources from its mineral properties to date. We have no customers and have not generated any revenues to date.

PATENTS, TRADEMARKS AND LICENSES

We have no patents, trademarks or licenses. We do own the mineral rights to certain property in British Columbia, Canada, which are explained in detail above.

NEED FOR GOVERNMENT APPROVAL

As the Company no longer intends to pursue exploration of its mineral development properties, no government or regulatory approvals are required.

If the Company completes its proposed acquisition of NT described above (see “The NT Agreement”), its subsidiary, NT, will have to obtain mineral exploration licences and approvals from whatever jurisdictions it operates in.

COSTS AND EFFECTS OF COMPLIANCE WITH ENVIRONMENTAL LAWS

All of our exploration, development and production activities which we may undertake in the future on any properties will be subject to regulation by governmental agencies under various environmental laws. These laws address emissions to the air, discharges to water, management of wastes, management of hazardous substances, protection of natural resources, antiquities and endangered species, and reclamation of lands disturbed by mining operations.

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

PLAN OF OPERATION FOR THE NEXT TWELVE MONTHS

The Company intends to seek new business opportunities or, in the event that its proposed acquisition of NT closes, to concentrate on exploration and development of the NT properties.

In the event that the acquisition of NT closes, the Company will be required to file a Report on Form 8-K, within four (4) days of the closing, which discloses a plan of operations as well as discloses other information concerning NT and its properties.

RESULTS OF OPERATIONS

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED OCTOBER 31, 2006

We generated no revenues for the three month period ended October 31, 2006.

We had total operating expenses of $10,530 for the three months ended October 31, 2006 as compared to $31,500 for the corresponding period ending October 31, 2005. The decrease resulted from the fact that our operating expenses included only general and administrative expenses in this period as opposed to other expenses we have incurred in the past, such as exploration expenses on the Lucky Todd Claims and legal / other expenses relating to regulatory filings which have now been completed.

We had a net loss of $10,530 for the three months ended October 31, 2006. We had a net loss of $31,500 for the three months ended October 31, 2005. This year’s loss was lower due to completion of the Company’s SB2 registration statement in a prior period, which reduced expenses in the current year, and due to no expenditures to date in this fiscal year on exploration of the Company’s mineral properties.

LIQUIDITY AND CAPITAL RESOURCES

As of October 31, 2006, we had $7,208 of current assets, consisting solely of $7,208 of cash. Because of its intent not to pursue further exploration of its Lucky Todd Claims, the Company’s investment in these mineral properties has been written down.

We had $10,688 of current liabilities, representing accounts payable and accrued liabilities as of October 31, 2006.

We had an accumulated deficit of $87,281 and net working capital deficit of $3,480 as of October 31, 2006.

We had net cash used in operating activities of $1,272 for the three months ended October 31, 2006. This compares to net cash used in operating activities of $25,693 for the corresponding period in 2005. The decrease in net cash used in operating activities was due to a decrease in general and administrative expenses.

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

We may not be able to close any planned acquisition of NT without additional working capital. The Company is seeking to secure such working capital.

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

RISK FACTORS

You should carefully consider the following risk factors and other information in this quarterly report before deciding to become a holder of our Common Stock. If any of the following risks actually occur, our business and financial results could be negatively affected to a significant extent.

The Company's business is subject to the following Risk Factors (references to "our," "we," "Claron", “the Company” and words of similar meaning in these Risk Factors refer to the Company):

WE MAY NOT BE ABLE TO CONTINUE OUR BUSINESS PLAN AND EXPLORATION ACTIVITIES WITHOUT ADDITIONAL FINANCING.

We depend to a great degree on the ability to attract external financing in order to conduct future exploratory activities. If we are unable to raise the additional funds required for general and administrative activities, we may be forced to conduct business. If you invest in us and we are unable to raise the required funds, your investment could become worthless.

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

While we rely heavily on Mr. Sali, our Chief Executive Officer and Director, he lacks technical training and experience exploring for, starting and/or operating a mine or producing mineral or oil and gas properties.

As a result of Mr. Sali's lack of experience in exploration and/or development of mines, he may not be fully aware of many of the specific requirements related to working within our industry. Additionally, as a result of Mr. Sali's lack of experience, his decisions may not take into account standard engineering or managerial approaches mineral companies commonly use. Furthermore, Mr. Sali has no experience serving as an officer or Director of a publicly traded company, or experience with the reporting requirements which public companies are subject to. Consequently, our operations, earnings and ultimate financial success could suffer irreparable harm due to his ultimate lack of experience in our industry and with publicly traded companies in general. The Company is attempting to strengthen its management and has, subsequent to the October 31, 2006, appointed two additional directors but there can be no assurance given that the Company will succeed in retaining their services or that it will secure the services of other experienced management.

OUR SOLE OFFICER AND DIRECTOR HAS OTHER EMPLOYMENT IN ADDITION TO SERVING AS THE COMPANY'S SOLE OFFICER AND DIRECTOR, AND SUCH EMPLOYMENT MAY RESULT IN HIS BEING ABLE TO SPEND ONLY A LIMITED AMOUNT OF TIME ON COMPANY MATTERS.

Trevor Sali, our sole officer and Director currently works full time for Sasktel, in Saskatoon, Saskatchewan, Canada, as a data and networking technician. Mr. Sali spends approximately thirty (30) to thirty-five (35) hours of his time per week working for Sasktel. As a result, Mr. Sali is only able to spend approximately twenty (20) hours per week on our business, at most. As a result, he may not have enough time to devote to our operations and management and consequently, we could be forced to curtail or abandon our business operations.

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

Pursuant to our Articles of Incorporation, we have, as of the date of this Report on Form 10QSB, 750,000,000 shares of Common Stock (100,000,000 shares of Common Stock as of October 31, 2006) and 10,000,000 shares of preferred stock ("Preferred Stock") authorized. As of the filing of this report, we have <> shares of Common Stock issued and outstanding and 450,269,014 shares of Preferred Stock issued and outstanding. As a result, our Board of Directors has the ability to issue a large number of additional shares of Common Stock without shareholder approval, which if issued could cause substantial dilution to our then shareholders.

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

THE PUBLIC MARKET FOR OUR SECURITIES IS ILLIQUID AND OUR STOCK PRICE MAY BE VOLATILE

Our securities are authorized to trade on the OTC Bulletin Board; however, we can make no assurances that there will be a public market for our Common Stock in the future. If there is a market for our Common Stock in the future, we anticipate that such market would be illiquid and would be subject to wide fluctuations in response to several factors, including, but not limited to:

(1)	actual or anticipated variations in our results of operations;

(2)	our ability or inability to generate new revenues;

(3)	increased competition;

(4)	conditions and trends in the silver and/or copper industries; and

(5)	the market for minerals and metals which we may choose to mine or explore for.

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

INVESTORS MAY FACE SIGNIFICANT RESTRICTIONS ON THE RESALE OF OUR COMMON STOCK DUE TO FEDERAL REGULATIONS OF PENNY STOCKS.

As our Common Stock is trading, on the OTC Bulletin Board, it will be subject to the requirements of Rule 15(g)9, promulgated under the Securities Exchange Act as long as the price of our Common Stock is below $4.00 per share.

Under such rule, broker-dealers who recommend low-priced securities to persons other than established customers and accredited investors must satisfy special sales practice requirements, including a requirement that they make an individualized written suitability determination for the purchaser and receive the purchaser's consent prior to the transaction. The Securities and Exchange Commission, also requires additional disclosure in connection with any trades involving a stock defined as a penny stock. Generally, the Commission defines a penny stock as any equity security not traded on an exchange or quoted on NASDAQ that has a market price of less than $5.00 per share. The required penny stock disclosures include the delivery, prior to any transaction, of a disclosure schedule explaining the penny stock market and the risks associated with it. Such requirements could severely limit the market liquidity of the securities and the ability of purchasers to sell their securities in the secondary market.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no changes in the Company's securities during the quarter ended October 31, 2006.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the quarter ended October 31, 2006.

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

CLARON VENTURES, INC.

DATED: December 14, 2006	By: /s/ Trevor Sali
_______________________________
Trevor Sali
Chief Executive Officer & Principal Accounting Officer