Form 10QSB
period 2007-01-31
Outback Energy CORP
filed 2007-03-19
CIK 1342108

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[ x ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended January 31, 2007

OR

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________to __________

Commission file number: 333-129664

OUTBACK ENERGY CORPORATION
(formerly Claron Ventures, Inc.)
 (Exact name of small business issuer as specified in its charter)

Nevada	98-0470356
(State or other jurisdiction of	(IRS Employer Identification No.)
incorporation or organization)

#2-630 2ND AVE. SASKATOON, SASKATCHEWAN, S7K-2C8 CANADA
(Address of principal executive offices)

(306)-374-1753
(Registrant's telephone number)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ x ] No [   ]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ x ] No [   ]

Number of shares outstanding of Registrant's class of common stock as of March 19, 2007: 450,269,014

Authorized share capital of the registrant: 750,000,000 common shares , par value of $0.001 and 10,000,000 preferred shares, par value of $0.001.

The Company recorded $0 revenue for the quarter ended January 31, 2007

FORWARD-LOOKING STATEMENTS

This Report on Form 10QB contains forward-looking statements, in particular in our Plan of Operations, that relate to our current expectations and views of future events. These statements relate to events that involve known and unknown risks, uncertainties and other factors, including those listed under “Risk Factors,” which may cause our actual results, performance or achievements to be materially different from any future results, performances or achievements expressed or implied by the forward-looking statements.

In some cases, these forward-looking statements can be identified by words or phrases such as “may,” “will,” “expect,” “anticipate,” “aim,” “estimate,” “intend,” “plan or planned” “believe,” “potential,” “continue,” “is/are likely to”, “hope” or other similar expressions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy and financial needs.

YOU SHOULD NOT PLACE UNDUE RELIANCE ON THESE FORWARD LOOKING STATEMENTS

The forward-looking statements made in this Report on Form 10QSB relate only to events or information as of the date on which the statements are made in this Report on Form 10QSB. Except as required by law, we undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise, after the date on which the statements are made or to reflect the occurrence of unanticipated events. You should read this Report and the documents that we reference in this report, including documents referenced by incorporation, completely and with the understanding that our actual future results may be materially different from what we expect or hope.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Outback Energy Corporation
(Formerly Claron Ventures, Inc.)
An Exploration Stage Company
Balance Sheets

	January 31, 2007	July 31, 2006
	(unaudited)
ASSETS

Current assets
Cash	$37,478	$8,480
Total current assets	37,478	8,480

Total assets	$37,478	$8,480

LIABILITIES and SHAREHOLDERS' EQUITY (DEFICIT)

Current liabilities
Accounts payable and accrued liabilities	$639	$1,430
Notes payable and accrued interest	111,796	-
Total curent liabilities	112,435	1,430

Total liabilities	112,435	1,430

STOCKHOLDERS' EQUITY (DEFICIT)
Capital stock
Preferred - 10,000,000 shares authorized at $0.001 par value, none issued	-	-
Common - 750,000,00 shares authorized at $0.001 par value
450,269,014 shares issued and outstanding
at January 31, 2007 and July 31, 2006	450,269	450,269
Additional paid in capital	(365,728)	(365,728)
Deficit accumulated during exploration stage	(159,498)	(77,491)

Total stockholders' equity (deficit)	(74,957)	7,050

Total liabilities and stockholders' equity (deficit)	$37,478	$8,480

The accompanying notes are an integral part of these financial statements.

Outback Energy Corporation
(Formerly Claron Ventures, Inc.)
An Exploration Stage Company
Statements of Operations
For the Periods Ended
(unaudited)

	Three months ended January 31,		Six months ended January 31,		Cumulative from July
					7, 2005 (Inception) to
	2007	2006	2007	2006	January 31, 2007

Operating expenses
Exploration expenses	$-	$-	$-	$-	$18,218
Other general and administrative	70,658	4,631	81,211	36,131	140,484
Loss from operations	70,658	4,631	81,211	36,131	158,702

Interest expense	796	-	796	-	796

Net loss	$(71,454)	$(4,631)	$(82,007)	$(36,131)	$(159,498)

Net loss per share - basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average shares outstanding	450,269,014	450,269,014	450,269,014	435,778,104

The accompanying notes are an integral part of these financial statements.

Outback Energy Corporation
(Formerly Claron Ventures, Inc.)
An Exploration Stage Company
Statements of Cash Flows
For the Periods Ended
(unaudited)

			Cumulative from July
	Six months ended January 31,		7, 2005 (Inception) to
	2007	2006	January 31, 2007

Cash flows from operating activities
Net loss	$(82,007)	$(36,131)	$(159,498)
Adjustments to reconcile net loss to
net cash used in operating activities:
Changes in:
Amount receivable from shareholder	-	807	-
Accrued interest	796	-	796
Prepaid expenses	-	3,000	-
Accounts payable and accrued expenses	(791)	2,043	639
Cash used in operating activities	(82,002)	(30,281)	(158,063)

Cash flows used in investing activities	-	-	-

Cash flows from financing activities
Proceeds from note payables	111,000	-	111,000
Proceeds from issue of common stock	-	69,541	84,541
Cash flows provided by financing activities	111,000	69,541	195,541

Net increase in cash	28,998	39,260	37,478

Cash, beginning of period	8,480	-	-

Cash, end of period	$37,478	$39,260	$37,478

The accompanying notes are an integral part of these financial statements.

Outback Energy Corporation
(formerly Claron Ventures, Inc.)
(An Exploration Stage Company)
Notes to Interim Financial Statements
January 31, 2007

1.	Basis of presentation

The accompanying unaudited interim financial statements of Outback Energy Corporation (formerly: Claron Ventures, Inc.) have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (“SEC”), and should be read in conjunction with the audited financial statements and notes thereto. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.

2.	Nature of operations and going concern

Outback Energy Corporation (the “Company”) was incorporated in the State of Nevada, United States of America, on July 7, 2005 under the name Claron Ventures, Inc. On January 29, 2007, the Company changed its name to Outback Energy Corporation. The Company is listed on the Over-the-Counter Bulletin Board under the symbol OUBE. The Company had limited operations exploring mineral interest in British Columbia.

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next fiscal year. Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. At January 31, 2007, the Company had not yet achieved profitable operations, has accumulated losses of $159,498 since its inception, has a working capital deficiency of $74,957 and expects to incur further losses in the development of its business, all of which casts substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.

The Company expects to continue to incur substantial losses as it executes its business plan and does not expect to attain profitability in the near future. Since its inception, the Company has funded operations through short-term borrowings and equity investments in order to meet its strategic objectives. The Company's future operations are dependent upon external funding and its ability to execute its business plan, realize sales and control expenses. Management believes that sufficient funding will be available from additional borrowings and private placements to meet its business objectives including anticipated cash needs for working capital, for a reasonable period of time. However, there can be no assurance that the Company will be able to obtain sufficient funds to continue the development of its business operation.

3.	Notes payable

On November 21, 2006, the Company received $6,000 pursuant to a promissory note. The note is unsecured, bears interest at 12% per annum calculated monthly and is due on demand, but demand cannot be made earlier than June 15, 2007. Any payments of principal or interest in arrears bear interest at 12% per annum calculated annually. Default in payment shall, at the option of the holder, render the entire balance payable. At January 31, 2007, interest of $ 142 is included in notes payable on the balance sheet.

On December 4, 2006, the Company received $5,000 pursuant to a promissory note. The note is unsecured, bears interest at 12% per annum calculated monthly and is due on demand, but demand cannot be made earlier than June 15, 2007. Any payments of principal or interest in arrears bear interest at 12% per annum calculated annually. Default in payment shall, at the option of the holder, render the entire balance payable. At January 31, 2007, interest of $ 95 is included in notes payable on the balance sheet.

On January 15, 2007, the Company received $100,000 pursuant to a promissory note. The note is unsecured, bears interest at 12% per annum calculated monthly and is due on demand, but demand cannot be made earlier than June 15, 2007. Any payments of principal or interest in arrears bear interest at 12% per annum calculated annually. Default in payment shall, at the option of the holder, render the entire balance payable. At January 31, 2007, interest of $ 559 is included in notes payable on the balance sheet.

4.	Capital stock

On November 10, 2006, the Company forward split its issued common shares on the basis of twenty-six new shares for one old share. The number of shares referred to in these financial statements has been restated to give retroactive effect on the forward stock split.

On November 10, 2006, the Company increased its authorized capital stock to 750,000,000 common stock and 10,000,000 preferred shares.

At January 31, 2007, 450,269,014 shares of common stock were issued and outstanding.

5.	Related party transactions

The Company entered into a verbal month to month management agreement with its President and sole director for $1,000 per month, commencing October 2006.

6.	Commitments

In December 2006, the Company entered into a one year contract for marketing and communications consulting services. In consideration, the Company will pay a monthly retainer of $5,000 per month to cover fees as invoiced. This commitment can be terminated by either party with 30 days’ written notice.

In December 2006, the Company entered into a contract for investor relations services requiring the payment of $10,000 per month expiring on November 30, 2007. This commitment can be terminated by either party with 30 days’ written notice.

On December 6, 2006, the Company entered into an Agreement with PetroHunter Energy Corporation (“PetroHunter”) and its subsidiary, PetroHunter Energy NT Ltd. (“NT”), for the Company’s acquisition of NT in exchange solely for the issuance of 5,000,000 preferred shares (the “Super Voting Preferred Stock”) of the Company, each preferred share to have the equivalent of 100 common share voting rights, and 200,000,000 shares of common stock (in exchange for all of the issued and outstanding shares of NT). It is proposed that the Company would effect a recapitalization such that the number of common shares held by its existing shareholders would not exceed 60,000,000.

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

As at January 31, 2007, the Agreement has expired because the date for closing, January 10, 2007, has passed and the aforementioned conditions were not met. However, the parties to the Agreement have not formally terminated it and are continuing to pursue or consider some form of reverse acquisition.

Item 2. MANAGEMENT DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

We have not generated any revenues from products, services or operations since the inception of our company. The foregoing analysis should be read jointly with the financial statements, related notes, and the cautionary statement regarding forward-looking statements, which appear elsewhere in this filing.

The following Risk Factors summarize some of the risks inherent in our business and to our company in particular:

RISKS RELATED TO OUR BUSINESS

Investors should carefully consider the risks described below before deciding whether to invest in our common stock. The risks described below are not the only ones we face. Additional risks not presently known to us or that we currently believe are immaterial may also impair our business operations and financial results. If any of the following risks actually occurs, our business, financial condition or results of operations could be adversely affected. In such case, the trading price of our common stock could decline and you could lose all or part of your investment. Our filings with the Securities and Exchange Commission also contain forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including the risks we face described below. See "Forward-Looking Statements."

Our limited operating history may not serve as an adequate basis to judge our future prospects and results of operations.

We have a limited operating history. As such, our historical operating results may not provide a meaningful basis for evaluating our business, financial performance and prospects. We may not be able to achieve a similar growth rate in future periods. Accordingly, you should not rely on our results of operations for any prior periods as an indication of our future performance.

We have incurred losses in prior periods and may incur losses in the future.

We incurred a net loss in all prior financial periods and we have not yet completed a financial year in our contemplated new business. We expect our operating expenses to increase as we start our new operations. Our ability to achieve profitability depends on our ability to penetrate the intermediate forces products and services industry, the continued market acceptance of our products and services, the competitiveness of products and services as well as our ability to provide new products and services to meet the demands of our customers.

Our business depends substantially on the continuing efforts of our executive officers and our ability to maintain a skilled labor force, and our business may be severely disrupted if we lose their services.

Our future success depends substantially on the continued services of our executive officer, especially Trevor Sali, our President and chief executive officer, and our other directors, Matthew R. Silverman and Stephen Schultz. We do not maintain key man life insurance on our executive officers. If our executive officers are unable or unwilling to continue in their present positions, we may not be able to replace them readily, if at all. Therefore, our business may be severely disrupted, and we may incur additional expenses to recruit and retain new officers.

Inability of Our Officers and Directors to Devote Sufficient Time to the Operation of the Business May Limit Our Success.

Presently, the officers and directors of the Company allocate only a portion of their time to the operation of our business. If the business requires more time for operations than anticipated or the business develops faster than anticipated, the officers and directors may not be able to devote sufficient time to the operation of the business to ensure that it continues as a going concern. Even if this lack of sufficient time of our management is not fatal to our existence, it may result in limited growth and success of the business.

If we are unable to attract, train and retain technical personnel, our business may be materially and adversely affected.

Our future success depends, to a significant extent, on our ability to attract, train and retain technical personnel. Recruiting and retaining capable personnel, particularly those with expertise in the intermediate forces industry, are vital to our success. There is substantial competition for qualified technical personnel, and there can be no assurance that we will be able to attract or retain our technical personnel. If we are unable to attract and retain qualified employees, our business may be materially and adversely affected.

If we grant employee share options and other share-based compensation in the future, our net income could be adversely affected.

The Company may grant share purchase options to employees in the future although it does not have a share based compensation plan in place as of today. If the Company does this, it will account for options granted to our directors and employees in accordance with FASB Statement No. 123 (Revised 2004), “Share-Based Payments,” or SFAS 123R, which requires all companies to recognize, as an expense, the fair value of share options and other share-based compensation to employees. As a result, if we were to grant options to directors and employees, we would have to account for compensation costs for all share options using a fair-value based method and recognize expenses in our consolidated statement of operations in accordance with the relevant rules under U.S. GAAP, which may have a material and adverse effect on our reported earnings. If we try to avoid incurring these compensation costs, we may not be able to attract and retain key personnel, as share options are an important employee recruitment and retention tool. If we grant employee share options or other share-based compensation in the future, our net income could be adversely affected.

We are subject to new corporate governance and internal control reporting requirements, and our costs related to compliance with, or our failure to comply with existing and future requirements, could adversely affect our business.

We may face new corporate governance requirements under the Sarbanes-Oxley Act of 2002, as well as new rules and regulations subsequently adopted by the SEC and the Public Company Accounting Oversight Board. These laws, rules and regulations continue to evolve and may become increasingly stringent in the future. In particular, under rules proposed by the SEC on August 6, 2006 we will be required to include management's report on internal controls as part of our annual report for the fiscal year ending July 31, 2008 pursuant to Section 404 of the Sarbanes-Oxley Act. Furthermore, under the proposed rules, an attestation report on our internal controls from our independent registered public accounting firm will be required as part of our annual report for the fiscal year ending July 31, 2009. We are in the process of evaluating our control structure to help ensure that we will be able to comply with Section 404 of the Sarbanes-Oxley Act. The financial cost of compliance with these laws, rules and regulations is expected to be substantial. We cannot assure you that we will be able to fully comply with these laws, rules and regulations that address corporate governance, internal control reporting and similar matters. Failure to comply with these laws, rules and regulations could materially adversely affect our reputation, financial condition and the value of our securities.

Shell company

We are a shell company, have no operations and do not generate revenue. We have entered into Agreement with PetroHunter Energy Corporation (“PetroHunter”) and its subsidiary, PetroHunter Energy NT Ltd. (“NT”), for the Company’s acquisition of NT. If that transaction is not consummated, we will pursue another acquisition of an operating company. There can be no assurance that the business combination with PetroHunter will be consummated or that we will be able to acquire an operating company or business. Further, if we are able to acquire an operating company or business, there is no assurance that we will be able to operate profitably. Although there are many companies that are looking to become public through a reverse acquisition / shell merger, there is competition for attractive acquisition candidates and there can be no assurance that we will be able to find a suitable acquisition. As of the date of this filing, the Agreement with Petrohunter has expired because the date for closing, January 10, 2007, has passed. However, the parties to the Agreement with Petrohunter have not formally terminated it and are continuing to pursue or consider some form of reverse acquisition.

There is uncertainty as to our ability to enforce civil liabilities both in and outside the United States due to the fact that some of our directors and all of our assets are not located in the United States.

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

Pursuant to our Articles of Incorporation, we have, as of the date of this Report, 750,000,000 shares of Common and 10,000,000 shares of preferred stock (“Preferred Stock”) authorized. As of the date of this Report, we have 450,269,014 shares of Common Stock issued and outstanding and NIL shares of Preferred Stock issued and outstanding. As a result, our Board of Directors has the ability to issue a large number of additional shares of Common Stock without shareholder approval, which if issued could cause substantial dilution to our then shareholders.

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

The public market for our securities is illiquid and our stock price may be volatile.

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

Investors may face significant restrictions on the resale of our common stock due to federal regulations of penny stock.

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

Risks Relating to an Investment in our Securities

Our Independent Auditors’ Report States that there is a Substantial Doubt that we will be able to Continue as a Going Concern.

Our independent auditors, LBB and Associates Ltd., LLP, state in their audit report, dated October 13, 2006, that since the Company has not established a source of revenue and future operations are dependent on the Company’s ability to raise capital from shareholders or other sources, there is a substantial doubt that we will be able to continue as a going concern.

GENERAL

Outback Energy Corporation (the “Company”) was incorporated in the State of Nevada, United States of America, on July 7, 2005 under the name Claron Ventures, Inc., and was engaged in the exploration of mineral interest located in British Columbia. The Company no longer intends to pursue this business.

In furtherance of its business goal of acquiring an oil and gas property, on December 6, 2006, the Company entered into an Agreement with PetroHunter Energy Corporation (“PetroHunter”) and its subsidiary, PetroHunter Energy NT Ltd. (“NT”), for the Company’s acquisition of NT in exchange solely for the issuance of 5,000,000 preferred shares (the “Super Voting Preferred Stock”) of the Company, each preferred share to have the equivalent of 100 common share voting rights and 200,000,000 shares of common stock (in exchange for all of the issued and outstanding shares of NT). It is proposed that the Company would effect a recapitalization such that the number of common shares held by its existing shareholders would not exceed 60,000,000.

In addition, the Agreement contemplates that PetroHunter will receive a five-year warrant entitling PetroHunter and its affiliates to purchase an equivalent number of securities as the Company issues pursuant to any financing completed within five years from the date of the Agreement on the same terms as such financing, except that, on each anniversary of the warrant, the price per security payable upon exercise of the warrant would increase by 10%.

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

As of the date of this filing, the Agreement with PetroHunter has expired because the date for closing, January 10, 2007, has passed. However, the parties to the Agreement with Petrohunter have not formally terminated the Agreement and are continuing to pursue or consider some form of reverse acquisition.

As of the date of this Report, the Company does not have these funds available to it at this time and cannot say that these funds will be made available to it. Any attempt to raise these funds, through debt or equity financing, would likely result in dilution to existing shareholders and / or the granting of security on the assets of the Company, if any.

There can be no assurance given that the Company will proceed with any proposed acquisition of NT. or that a definitive agreement will be entered into.

On January 29, 2007, the Company changed its name to Outback Energy Corporation.

As of the date of this Report, the Company has no business operations at present and no working capital.

The Company’s future operations are dependent upon the identification and successful completion of additional long-term or permanent equity financing, the support of creditors and shareholders, and, ultimately, the achievement of profitable operations. There can be no assurances that the Company will be successful. We will continue to evaluate possible business projects and our projected expenditures thereon relative to our available cash and to seek additional means of financing in order to satisfy our working capital and other cash requirements.

Principal Products and Services

If the Company enters into a definitive agreement with PetroHunter and is successful in closing an acquisition of NT, the Company’s business will focus exploring and developing all of the current and future onshore Australian Northern Territory assets of PetroHunter. NT acquired an undivided 50% working interest in Exploration Permit 98 from PetroHunter and will acquire PetroHunter’s remaining Northern Territory assets (namely, an undivided 50% working interest in Exploration Permits 76, 99, and 117) pursuant to the terms of a purchase and sale agreement for $15 million.

RESULTS OF OPERATIONS

The following discussion of the plan of operation, financial condition, results of operations, cash flows and changes in financial position of our Company should be read in conjunction with our audited consolidated financial statements and notes filed on Form 10-KSB on October 30, 2006.

Limited Operating History

There is limited historical financial information about our company upon which to base an evaluation of our future performance. Our company does not currently have a business and, accordingly, has yet to generate revenues from operations. We cannot guarantee that we will be successful in our business. We are subject to risks inherent in a growing company, including limited capital resources and possible delays in completing an acquisition. There is no assurance that future financing will be available to our company on acceptable terms. Additional equity financing could result in dilution to existing shareholders.

In December of 2006, the Company undertook to change its focus from mineral exploration to the exploration and development of oil and gas assets.

In keeping with its intention to develop a business in oil and gas industry, the Company:

1.	Retained new officers and directors;
2.	Entered into an Agreement with PetroHunter
3.	Increased its authorized capital;
4.	changed its name to Outback Energy Corporation; and
5.	Initiated due diligence of the business operations of PetroHunter;

We have financed our operations since inception primarily through private sales of securities and short term borrowings. As of January 31, 2007 we had $37,478 in cash, and a working capital deficiency of $74,957.

Six-month period ended January 31, 2007

The following table sets forth our consolidated statements of operations for the six month period ended January 31, 2007.

Expenses

Interest expense	$796
Investor relations and marketing	28,065
Management fees	4,000
Office and administrative	3,900
Professional fees	45,246

$82,007

As discussed above, we do not intend to pursue the exploration of our mineral interest, and we have entered into an Agreement with PetroHunter to acquire NT as described above. Due to the significant changes in our operations, we believe that a comparison of results of operations for the first two quarters of the years ended July 31, 2007 and 2006 should not be relied on as an indication of future performance. Factors that may cause our results of operations to fluctuate include those discussed in the “Risk Factors.”

Revenues

For the six-month period ended January 31, 2007, we had no revenues from operations.

Expenses and general and administrative expenses

During the fiscal quarter ended January 31, 2007, the Company incurred total expenses of $71,454. These expenses were related mainly to costs associated with the contemplated change in business and activities associated with the maintenance of a public listing, such as communication shareholders, legal and accounting fees, and corporate development and promotion. The anticipated expenditures for the Company are described elsewhere. Readers should not assume that expenses or other cash flows in this period are indicative of future periods as the Company is in the exploration stage.

Liquidity and Capital Resources

As of January 31, 2007, we had cash and cash equivalents of $37,478 and working capital deficiency of $74,957. Since inception, we funded our operations from private sales of equity and short term borrowings. We believe our current strategies will provide sufficient working capital to fund our operations for at least the next 12 months assuming we enter into a definitive agreement with PetroHunter. Changes in our operating plans, increased expenses, additional acquisitions, or other events, may cause us to seek additional equity or debt financing in the future.

For the six month period ended January 31, 2007, we used $82,002 of cash in operations. Net cash used by operating activities reflected a decrease in accounts payable of $791 and an increase in accrued interest of $796.

Financing activities provided $111,0000 of cash during the period from loans.

Our current cash requirements are significant due to our change in business, including the acquisition of NT, start up and other operational expenses. During the third quarter of our fiscal year 2007, we expect to need significant cash as we begin to ramp up the operations. We will need money to build working capital and to fund exploration and operations. Accordingly, we expect to continue to use cash for at least fiscal 2007 as we commence our new business operations (See “Plan of Operations” below).

Recent Financings

Loans payable

On November 21, 2006, the Company received $6,000 pursuant to a promissory note. The note is unsecured, bears interest at 12% per annum calculated monthly and is due on demand, but demand cannot be made earlier than June 15, 2007. Any payments of principal or interest in arrears bear interest at 12% per annum calculated annually. Default in payment shall, at the option of the holder, render the entire balance payable. At January 31, 2007, interest of $ 142 is included in notes payable on the balance sheet.

On December 4, 2006, the Company received $5,000 pursuant to a promissory note. The note is unsecured, bears interest at 12% per annum calculated monthly and is due on demand, but demand cannot be made earlier than June 15, 2007. Any payments of principal or interest in arrears bear interest at 12% per annum calculated annually. Default in payment shall, at the option of the holder, render the entire balance payable. At January 31, 2007, interest of $ 95 is included in notes payable on the balance sheet.

On January 15, 2007, the Company received $100,000 pursuant to a promissory note. The note is unsecured, bears interest at 12% per annum calculated monthly and is due on demand, but demand cannot be made earlier than June 15, 2007. Any payments of principal or interest in arrears bear interest at 12% per annum calculated annually. Default in payment shall, at the option of the holder, render the entire balance payable. At January 31, 2007, interest of $ 559 is included in notes payable on the balance sheet.

Critical Accounting Policies

The preparation of financial statements in conformity with United States generally accepted accounting principles requires management of our company to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods.

Our management routinely makes judgments and estimates about the effects of matters that are inherently uncertain. As the number of variables and assumptions affecting the probable future resolution of the uncertainties increase, these judgments become even more subjective and complex. Our significant accounting policies are discussed in Note 2 to our financial statements for the fiscal year ended July 31, 2006 filed on Form 10KSB on October 30, 2006. We have identified the following accounting policy, described below, as the most important to an understanding of our current financial condition and results of operations.

Exploration stage company

The Company complies with Financial Accounting Standard Board Statement No. 7 the Securities and Exchange Commission Act Guide 7 for its characterization of the Company as an Exploration Stage Company. The Company is devoting substantially all of its present efforts to establish a new business and none of its planned principal operations have commenced.

Need for Government Approval

As the Company no longer intends to pursue exploration of its mineral development properties, no government or regulatory approvals are required.

If the Company completes its proposed acquisition of NT described above, its subsidiary, NT, will have to obtain mineral exploration licenses and approvals from the jurisdictions it operates in.

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

Plan of Operations

Our future operations are dependent upon the identification and successful completion of additional long-term or permanent equity financing, the support of creditors and shareholders, and, ultimately, the achievement of profitable operations. There can be no assurances that we will be successful, which would in turn significantly affect our ability to roll out our business plan. If not, we will likely be required to reduce operations or liquidate assets. We will continue to evaluate our projected expenditures relative to our available cash and to seek additional means of financing in order to satisfy our working capital and other cash requirements.

We continue to operate with very limited administrative support, and our current officers and directors continue to be responsible for many duties to preserve our working capital.

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

As of the date of this Report, we have approximately $3,800 in cash. The acquisition of NT assume that we will raise, through equity or convertible debt, approximately $15,000,000 over the next 12 months. There can be no assurance that the Company will be successful in raising these additional funds and, if the Company is unsuccessful in raising these additional funds, its plans for expanding operations and business activities may have to be curtailed.

We believe we will have sufficient cash resources to satisfy our needs over the next twelve months. Our ability to satisfy cash requirements thereafter will determine whether we achieve our business objectives, including but not limited to completion of our manufacturing facilities and production lines. Should we require additional cash in the future, there can be no assurance that we will be successful in raising additional debt or equity financing on terms acceptable to our company, if at all.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements, as defined in Item 303(c)(2) of Regulation S-B.

ITEM 3. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures.

Evaluation of disclosure controls and procedures.

An evaluation was performed under the supervision and with the participation of our management, including the chief executive officer and the chief financial officer, of the effectiveness of the design and operation of our disclosure procedures. Based on management's evaluation as of the end of the period covered by this Annual Report, our principal executive officer and chief financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) were sufficiently effective to ensure that the information required to be disclosed by us in the reports that we file under the Exchange Act is gathered, analyzed and disclosed with adequate timeliness, accuracy and completeness.

(b) Changes in Internal Control Over Financial Reporting.

There have been no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation referred to above, nor were there any significant deficiencies or material weaknesses in our internal controls. Accordingly, no corrective actions were required or undertaken.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Pursuant to Rule 601 of Regulation SB, the following exhibits are included herein or incorporated by reference.

3.1	Articles of Incorporation, incorporated by reference from Exhibit 3.1 filed with our Registration Statement on Form SB-2 filed on November 14, 2005, SEC File Number 333-129664

3.2	By-laws, incorporated by reference from Exhibit 3.2 filed with our Registration Statement on Form SB-2 filed on November 14, 2005, SEC File Number 333-129664.

3.3	Amendment to Articles filed with the Secretary of State of Nevada, incorporated by reference from Exhibit 3.1 to the Form 8-K filed November 13, 2006.

3.4	Amendment to Articles filed with the Secretary of State of Nevada, incorporated by reference from Exhibit 2.1 to the Form 8-K filed January 29, 2007.

10.1

Agreement among Claron Ventures Inc., PetroHunter Energy Corporation and PetroHunter Energy NT Ltd.., dated December 6, 2006, incorporated by reference from Exhibit 10.1 to our Form 8-K filed December 8, 2006.

31.1	Section 302 Certification – Chief Executive Officer

31.2	Section 302 Certification – Chief Financial Officer

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Chief Executive Officer.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Chief Financial Officer.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this Report to be signed on it behalf by the undersigned, thereto duly authorized.

OUTBACK ENERGY CORPORATION

By:	/s/ Trevor Sali
Trevor Sali
President, CEO and Director

Date: March 19, 2007

In accordance with the Exchange Act, this Report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates included:

By:	/s/Trevor Sali
Trevor Sali
Principal Financial Officer

Date: March 19, 2007

By:	/s/ Matthew Silverman
Matthew Silverman
Director

Date: March 19, 2007

By:	/s/ Stephen Schultz
Stephen Schultz
Director

Date: March 19, 2007