Form 10QSB
period 2007-04-30
Outback Energy CORP
filed 2007-06-19
CIK 1342108

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[ x ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended April 30, 2007

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________to ______________

Commission file number: 333-129664

OUTBACK ENERGY CORPORATION
(formerly Claron Ventures, Inc.)
(Exact name of small business issuer as specified in its charter)

Nevada	98-0470356
(State or other jurisdiction of	(IRS Employer Identification No.)
incorporation or organization)

#2-630 2ND AVE. SASKATOON, SASKATCHEWAN, S7K-2C8 CANADA
(Address of principal executive offices)

(306)-374-1753
(Registrant's telephone number)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ x ] No [ ]

Number of shares outstanding of Registrant's class of common stock as of June 19, 2007: 450,269,014

Authorized share capital of the registrant: 750,000,000 common shares , par value of $0.001 and 10,000,000 preferred shares, par value of $0.001.

The Company recorded $0 revenue for the quarter ended April 30, 2007

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

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Outback Energy Corporation
(Formerly Claron Ventures, Inc.)
An Exploration Stage Company
Balance Sheets

	April 30, 2007	July 31, 2006
	(unaudited)
ASSETS

Current assets
Cash	$740	$8,480
Total current assets	740	8,480

Total assets	$740	$8,480

LIABILITIES and SHAREHOLDERS' EQUITY (DEFICIT)

Current liabilities
Accounts payable and accrued liabilities	$28,981	$1,430
Notes payable and accrued interest	115,044	-
Total curent liabilities	144,025	1,430

Total liabilities	144,025	1,430

STOCKHOLDERS' EQUITY (DEFICIT)
Capital stock
Preferred - 10,000,000 shares authorized at $0.001 par value, none issued	-	-
Common - 750,000,00 shares authorized at $0.001 par value
450,269,014 shares issued and outstanding
at April 30, 2007 and July 31, 2006	450,269	450,269
Additional paid in capital	(365,728)	(365,728)
Deficit accumulated during exploration stage	(227,826)	(77,491)

Total stockholders' equity (deficit)	(143,285)	7,050

Total liabilities and stockholders' equity (deficit)	$740	$8,480

The accompanying notes are an integral part of these financial statements.

Outback Energy Corporation
(Formerly Claron Ventures, Inc.)
An Exploration Stage Company
Statements of Operations
For the Periods Ended
(unaudited)

	Three months ended April 30,		Nine months ended April 30,		Cumulative from July
					7, 2005 (Inception) to
	2007	2006	2007	2006	April 30, 2007
Operating expenses
Exploration expenses	$-	$8,564	$-	$8,564	$18,218
Other general and administrative	65,080	6,393	146,291	42,524	205,564
Loss from operations	65,080	14,957	146,291	51,088	223,782

Interest expense	3,248	-	4,044	-	4,044

Net loss	$(68,328)	$(14,957)	$(150,335)	$(51,088)	$(227,826)

Net loss per share - basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average shares outstanding	450,269,014	450,269,014	450,269,014	440,519,615

The accompanying notes are an integral part of these financial statements.

Outback Energy Corporation
(Formerly Claron Ventures, Inc.)
An Exploration Stage Company
Statements of Cash Flows
For the Periods Ended
(unaudited)

			Cumulative from July
	Nine months ended April 30,		7, 2005 (Inception) to
	2007	2006	April 30, 2007

Cash flows from operating activities
Net loss	$(150,335)	$(51,088)	$(227,826)
Adjustments to reconcile net loss to
net cash used in operating activities:
Changes in:
Amount receivable from shareholder	-	807	-
Accrued interest	4,044	-	4,044
Prepaid expenses	-	3,000	-
Accounts payable and accrued expenses	27,551	7,744	28,981
Cash used in operating activities	(118,740)	(39,537)	(194,801)

Cash flows used in investing activities	-	-	-

Cash flows from financing activities
Proceeds from note payables	111,000	-	111,000
Proceeds from issue of common stock	-	69,541	84,541
Cash flows provided by financing activities	111,000	69,541	195,541

Net increase in cash	(7,740)	30,004	740

Cash, beginning of period	8,480	-	-

Cash, end of period	$740	$30,004	$740

The accompanying notes are an integral part of these financial statements.

Outback Energy Corporation
(formerly Claron Ventures, Inc.)
(An Exploration Stage Company)
Notes to Interim Financial Statements
April 30, 2007
(Unaudited)

1.	Basis of presentation

The accompanying unaudited interim financial statements of Outback Energy Corporation (formerly: Claron Ventures, Inc.) have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (“SEC”), and should be read in conjunction with the July 31, 2006 audited financial statements and notes thereto. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.

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

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next fiscal year. Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. At April 30, 2007, the Company had not yet achieved profitable operations, has accumulated losses of $227,826 since its inception, has a working capital deficiency of $143,285 and expects to incur further losses in the development of its business, all of which casts substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.

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

On November 21, 2006, the Company received $6,000 pursuant to a promissory note. The note is unsecured, bears interest at 12% per annum calculated monthly and is due on demand, but demand cannot be made earlier than June 15, 2007. Any payments of principal or interest in arrears bear interest at 12% per annum calculated annually. Default in payment shall, at the option of the holder, render the entire balance payable. At April 30, 2007, interest of $ 318 is included in notes payable on the balance sheet.

On December 4, 2006, the Company received $5,000 pursuant to a promissory note. The note is unsecured, bears interest at 12% per annum calculated monthly and is due on demand, but demand cannot be made earlier than June 15, 2007. Any payments of principal or interest in arrears bear interest at 12% per annum calculated annually. Default in payment shall, at the option of the holder, render the entire balance payable. At April 30, 2007, interest of $ 242 is included in notes payable on the balance sheet.

On January 15, 2007, the Company received $100,000 pursuant to a promissory note. The note is unsecured, bears interest at 12% per annum calculated monthly and is due on demand, but demand cannot be made earlier than June 15, 2007. Any payments of principal or interest in arrears bear interest at 12% per annum calculated annually. Default in payment shall, at the option of the holder, render the entire balance payable. At April 30, 2007, interest of $3,485 is included in notes payable on the balance sheet.

On June 5, 2007, the Company received $30,000 pursuant to a promissory note. The note is unsecured, bears interest at 12% per annum calculated monthly and is due on demand. Any payments of principal or interest in arrears bear interest at 12% per annum calculated annually. Default in payment shall, at the option of the holder, render the entire balance payable.

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

At April 30, 2007, 450,269,014 shares of common stock were issued and outstanding.

5.	Related party transactions

The Company entered into a verbal month to month management agreement with its President and sole director for $1,000 per month, commencing October 2006. $7,000 is included in other general and administrative expense in the statement of operations for the nine month period ended April 30, 2007 pursuant to this agreement.

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

As at April 30, 2007, the Agreement has terminated because the date for closing, January 10, 2007, has passed and the aforementioned conditions were not met. In May 2007, the Mr. Silverman and Schultz resigned as directors of the Company.

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
Our future success depends substantially on the continued services of our executive officer, especially Trevor Sali, our President and chief executive officer. We do not maintain key man life insurance on our executive officers. If our executive officers are unable or unwilling to continue in their present positions, we may not be able to replace them readily, if at all. Therefore, our business may be severely disrupted, and we may incur additional expenses to recruit and retain new officers.

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

Shell company
We are a shell company, have no operations and do not generate revenue. We entered into Agreement with PetroHunter Energy Corporation (“PetroHunter”) and its subsidiary, PetroHunter Energy NT Ltd. (“NT”), for the Company’s acquisition of NT. As of the date of this filing, the Agreement with Petrohunter has expired because the date for closing, January 10, 2007, has passed. Since this transaction was not consummated, we will pursue another acquisition of an operating company. There can be no assurance that we will be able to acquire an operating company or business. Further, if we are able to acquire an operating company or business, there is no assurance that we will be able to operate profitably. Although there are many companies that are looking to become public through a reverse acquisition / shell merger, there is competition for attractive acquisition candidates and there can be no assurance that we will be able to find a suitable acquisition.

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

Completion of the transaction was subject to several conditions, including the completion of satisfactory due diligence by the parties and NT having raised at least $15,000,000 in a private placement by January 10, 2007 in order to complete its acquisition of the Exploration Permits. Under the terms of the Agreement, investors in the $15,000,000 private placement would exchange their interests in NT for common shares of the Company. As of the date of this filing, the Agreement with PetroHunter has expired because the date for closing, January 10, 2007, has passed.

On January 29, 2007, the Company changed its name to Outback Energy Corporation.

The Company intends to seek new business opportunities since its proposed acquisition of NT did not close. As of the date of this Report, the Company has no business operations and no working capital. We have approximately $740 in cash. The acquisition of an oil and gas asset assumes that we will raise additional funds through equity or convertible debt. There can be no assurance that the Company will be successful in raising these additional funds and, if the Company is unsuccessful in raising these additional funds, its plans for expanding operations and business activities may have to be curtailed. Any attempt to raise these funds, through debt or equity financing, would likely result in dilution to existing shareholders and / or the granting of security on the assets of the Company, if any

The Company’s future operations are dependent upon the identification and successful completion of additional long-term or permanent equity financing, the support of creditors and shareholders, and, ultimately, the achievement of profitable operations. There can be no assurances that the Company will be successful. We will continue to evaluate possible business projects and our projected expenditures thereon relative to our available cash and to seek additional means of financing in order to satisfy our working capital and other cash requirements.

Principal Products and Services
The Company did not enter into a definitive agreement with PetroHunter and accordingly was not successful in closing an acquisition of NT. The Company is pursuing acquisition of an operating company. There can be no assurance that we will be able to acquire an operating company or business. The Company’s business focus is to acquire an oil and gas asset.

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

However, as of the date of this report, the agreement with PetroHunter has lapsed and the Company is pursuing other acquisition opportunities. We have financed our operations since inception primarily through private sales of securities and short term borrowings. As of April 30, 2007 we had $740 in cash, and a working capital deficiency of $143,285.

Nine-month period ended April 30, 2007

The following table sets forth our consolidated statements of operations for the nine month period ended April 30, 2007.

Expenses

Interest expense	$ 4,044
Investor relations and marketing	73,065
Management fees	7,000
Office and administrative	5,535
Professional fees	60,691

$ 150,335

As discussed above, we do not intend to pursue the exploration of our mineral interest, and we currently do not have any business operations. Due to the significant changes in our operations, we believe that a comparison of results of operations for the first three quarters of the years ended July 31, 2007 and 2006 should not be relied on as an indication of future performance. Factors that may cause our results of operations to fluctuate include those discussed in the “Risk Factors.”

Revenues

For the nine-month period ended April 30, 2007, we had no revenues from operations.

Expenses and general and administrative expenses

During the fiscal quarter ended April 30, 2007, the Company incurred total expenses of $68,328. These expenses were related mainly to costs associated with the contemplated change in business and activities associated with the maintenance of a public listing, such as communication shareholders, legal and accounting fees, and corporate development and promotion. The anticipated expenditures for the Company are described elsewhere. Readers should not assume that expenses or other cash flows in this period are indicative of future periods as the Company is in the exploration stage.

Liquidity and Capital Resources

As of April 30, 2007, we had cash and cash equivalents of $740 and working capital deficiency of $143,285. Since inception, we funded our operations from private sales of equity and short term borrowings. We believe our current strategies will provide sufficient working capital to fund our operations for at least the next 12 months assuming we enter into a definitive agreement to acquire an oil and gas asset. Changes in our operating plans, increased expenses, additional acquisitions, or other events, may cause us to seek additional equity or debt financing in the future.

For the nine-month period ended April 30, 2007, we used $118,740 of cash in operations. Net cash used by operating activities reflected an increase in accounts payable of $27,551 and an increase in accrued interest of $4,044.

Financing activities provided $111,0000 of cash during the period from loans.

Our current cash requirements are significant due to our change in business, including the potential acquisition of an oil and gas asset, start up and other operational expenses. During the third quarter of our fiscal year 2007, we expect to need significant cash as we begin to ramp up the operations. We will need money to build working capital and to fund exploration and operations. Accordingly, we expect to continue to use cash for at least fiscal 2007 as we commence our new business operations (See “Plan of Operations” below).

Recent Financings

Loans payable

On November 21, 2006, the Company received $6,000 pursuant to a promissory note. The note is unsecured, bears interest at 12% per annum calculated monthly and is due on demand, but demand cannot be made earlier than June 15, 2007. Any payments of principal or interest in arrears bear interest at 12% per annum calculated annually. Default in payment shall, at the option of the holder, render the entire balance payable. At April 30, 2007, interest of $ 318 is included in notes payable on the balance sheet.

On December 4, 2006, the Company received $5,000 pursuant to a promissory note. The note is unsecured, bears interest at 12% per annum calculated monthly and is due on demand, but demand cannot be made earlier than June 15, 2007. Any payments of principal or interest in arrears bear interest at 12% per annum calculated annually. Default in payment shall, at the option of the holder, render the entire balance payable. At April 30, 2007, interest of $ 242 is included in notes payable on the balance sheet.

On January 15, 2007, the Company received $100,000 pursuant to a promissory note. The note is unsecured, bears interest at 12% per annum calculated monthly and is due on demand, but demand cannot be made earlier than June 15, 2007. Any payments of principal or interest in arrears bear interest at 12% per annum calculated annually. Default in payment shall, at the option of the holder, render the entire balance payable. At April 30, 2007, interest of $3,485 is included in notes payable on the balance sheet.

On June 5, 2007, the Company received $30,000 pursuant to a promissory note. The note is unsecured, bears interest at 12% per annum calculated monthly and is due on demand. Any payments of principal or interest in arrears bear interest at 12% per annum calculated annually. Default in payment shall, at the option of the holder, render the entire balance payable.

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

If the Company complete an acquisition of an oil and gas asset, will have to obtain mineral exploration licenses and approvals from the jurisdictions it operates in.

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

The Company intends to seek new business opportunities since its proposed acquisition of NT did not close.

As of the date of this Report, we have approximately $740 in cash. The acquisition of an oil and gas asset assumes that we will raise additional funds through equity or convertible debt. There can be no assurance that the Company will be successful in raising these additional funds and, if the Company is unsuccessful in raising these additional funds, its plans for expanding operations and business activities may have to be curtailed.

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

Date: June 19, 2007

In accordance with the Exchange Act, this Report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates included:

By:	/s/ Denny Mee
Denny Mee
Chief Financial Officer

Date: June 19, 2007