Form 10KSB
period 2007-07-31
Outback Energy CORP
filed 2007-10-25
CIK 1342108

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended July 31, 2007

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
(Address of principal executive offices)

(306)-374-1753
(Registrant's telephone number)

Title of each class	Name of each exchange on which registered
None	None

Securities registered under Section 12(b) of the Exchange Act:
Title of each class	Name of each exchange on which registered
None	None

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, $0.001 Par Value
(Title of class)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. [ ]

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

Net revenues for its most recent fiscal year: $nil

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act):

Aggregate market value of the voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold as of October 18, 2007: $9,944,387

Note: If determining whether a person is an affiliate will involve an unreasonable effort and expense, the issuer may calculate the aggregate market value of the common equity held by non-affiliates on the basis of reasonable assumptions, if the assumptions are stated.

(ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PAST 5 YEARS)

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.
Yes [ ] No [ ]

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

Number of common voting shares outstanding as of October 18, 2007: 450,269,014

DOCUMENTS INCORPORATED BY REFERENCE

If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-KSB (e.g. Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1990).

Transitional Small Business Disclosure Format (Check one):
[ ] Yes [ ] No

FORWARD-LOOKING STATEMENTS

This Report on Form 10KSB contains forward-looking statements, in particular in our Plan of Operations, that relate to our current expectations and views of future events. These statements relate to events that involve known and unknown risks, uncertainties and other factors, including those listed under “Risk Factors,” which may cause our actual results, performance or achievements to be materially different from any future results, performances or achievements expressed or implied by the forward-looking statements.

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

YOU SHOULD NOT PLACE UNDUE RELIANCE ON THESE FORWARD LOOKING STATEMENTS

The forward-looking statements made in this Report on Form 10KSB relate only to events or information as of the date on which the statements are made in this Report on Form 10KSB. Except as required by law, we undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise, after the date on which the statements are made or to reflect the occurrence of unanticipated events. You should read this Report and the documents that we reference in this report, including documents referenced by incorporation, completely and with the understanding that our actual future results may be materially different from what we expect or hope.

AVAILABLE INFORMATION

Outback Energy Corporation files annual, quarterly and current reports, proxy statements and other information with the SEC. You may read and copy documents referred to in this Annual Report on Form 10-KSB that have been filed with the Commission at the Commission's Public Reference Room, 100 F Street, N.E., Washington, D.C. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. You can also obtain copies of our SEC filings by going to the SEC website at http://www.sec.gov

PART I

ITEM 1.	DESCRIPTION OF BUSINESS.

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

Pursuant to the terms of this Agreement, the Company appointed Matthew R. Silverman and Stephen Schultz as directors concurrently with entering into the Agreement. Completion of the transaction was subject to several conditions, including the completion of satisfactory due diligence by the parties and NT having raised at least $15,000,000 in a private placement by January 10, 2007 in order to complete its acquisition of the Exploration Permits. Under the terms of the Agreement, investors in the $15,000,000 private placement would exchange their interests in NT for common shares of the Company.

In May 2007, the Mr. Silverman and Schultz resigned as directors of the Company. As at July 31, 2007, the Agreement has expired because the date for closing, January 10, 2007, has passed and the aforementioned conditions were not met.

On December 15, 2006, the Company incorporated a Colorado subsidiary with the name Outback Energy Corporation and merged with it on January 16, 2007 for the purpose of effecting a name change.

The Company intends to seek new business opportunities since its proposed acquisition of NT did not close. As of the date of this Report, the Company has no business operations and a working capital deficiency of $220,550. We have $2,515 in cash. The acquisition of an oil and gas asset assumes that we will raise additional funds through equity or convertible debt. There can be no assurance that the Company will be successful in raising these additional funds and, if the Company is unsuccessful in raising these additional funds, its plans for expanding operations and business activities may have to be curtailed. Any attempt to raise these funds, through debt or equity financing, would likely result in dilution to existing shareholders and / or the granting of security on the assets of the Company, if any

The Company’s future operations are dependent upon the identification and successful completion of additional long-term or permanent equity financing, the support of creditors and shareholders, and, ultimately, the achievement of profitable operations. There can be no assurances that the Company will be successful. We will continue to evaluate possible business projects and our projected expenditures thereon relative to our available cash and to seek additional means of financing in order to satisfy our working capital and other cash requirements.

Principal Products and Services

The Company did not enter into a definitive agreement with PetroHunter and accordingly was not successful in closing an acquisition of NT. The Company is pursuing acquisition of an operating company. There can be no assurance that we will be able to acquire an operating company or business. The Company’s business focus is to acquire an oil and gas asset.

The Market

At present, the Company has no products. In the event the Company completes an acquisition, it would be required to disclose in a Report on Form 8K with 10SB registration statement disclosure.

Employees

As of the date of this Report, the Company has no employees. Officers and directors are responsible for all planning, developing and operational duties, and will continue to do so throughout the early stages of growth.

The Company entered into a verbal month to month management agreement with its Trevor Sali, the Company’s President and a director, for $1,000 per month, commencing October 2006. During the fiscal year ended July 31, 2007, $10,000 was paid to Mr. Sali pursuant to this agreement;

In June 2007, the Company entered into a contract for management services with a company controlled by Mr. Dennis Mee, the Company’s’ Chief Financial Officer and a director, requiring the payment of $4,000 per month plus applicable taxes for a period of one year expiring on June 30, 2008. This commitment can be terminated by either party with 30 days’ notice. During the fiscal year ended July 31, 2007, $6,360 was accrued to Mr. Mee’s company pursuant to this agreement.

The Company does not intend to hire employees until its new business has been successfully launched and there is sufficient and reliable revenue streams from operations.

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
We incurred a net loss in all prior financial periods and we have not yet completed a financial year in our contemplated new business. We have a history of operating losses, expect to continue to incur losses, and may never be profitable, and we must be considered to be in the exploration stage. Further, we have been dependent on sales of our equity securities and debt financing to meet our cash requirements. We have incurred losses from operations totaling $227,600 for fiscal year ended July 31, 2007. As of July 31, 2007, we have an accumulated deficit of $305,091 and a working capital deficit of $220,550. We do not expect positive cash flow from operations in the near term. There is no assurance that actual cash requirements will not exceed our estimates.

We will require additional funding in the future.
Based upon our historical losses from operations, we will require additional funding in the future. If we cannot obtain capital through financings or otherwise, our ability to execute our business plan will be greatly limited. Historically, we have funded our operations through the issuance of equity and short-term debt financing arrangements. We may not be able to obtain additional financing on favorable terms, if at all. Our future cash flows and the availability of financing will be subject to a number of variables, including potential production and the market prices of oil and natural gas. Further, debt financing could lead to a diversion of cash flow to satisfy debt-servicing obligations and create restrictions on business operations. If we are unable to raise additional funds, it would have a material adverse effect upon our operations.

Our acquisitions may not be successful.
As part of our business strategy, we intend to acquire oil and gas assets. Such acquisitions may pose substantial risks to our Company, financial condition, and results of operations. In pursuing acquisitions, we will compete with other companies, many of which have greater financial and other resources to acquire attractive properties. If any of these events occur, it would have a material adverse effect upon our operations and results from operations.

A decline in the price of our common stock could affect our ability to raise further working capital and adversely impact our operations.
A decline in the price of our common stock could result in a reduction in the liquidity of our common stock and a reduction in our ability to raise additional capital for our operations. Because our operations to date have been financed through borrowings and through the sale of equity securities, a decline in the price of our common stock could have an adverse effect upon our liquidity and our continued operations. A reduction in our ability to raise equity capital in the future would have a material adverse effect upon our business plan and operations, including our ability to continue our current operations. If our stock price declines, we may not be able to raise additional capital or generate funds from operations sufficient to meet our obligations.

We are a new entrant into the oil and gas industry.
We are a new entrant into the oil and gas industry without operating history. Since December 2006, our activities have been limited to acquiring a oil and gas asset, organizational efforts and obtaining working capital. As a result, there is no information regarding potential production or revenue generation. As a result, our future revenues may be limited.

Properties that we acquire may not produce as projected
Properties or assets that we buy may not produce as projected and we may be unable to determine reserve potential, identify liabilities associated with the properties or obtain protection from sellers against them. One of our growth strategies is to capitalize on opportunistic acquisitions of oil and natural gas reserves. However, our reviews of acquired properties are inherently incomplete because it generally is not feasible to review in depth every individual property involved in each acquisition. A detailed review of records and properties may not necessarily reveal existing or potential problems, nor will it permit a buyer to become sufficiently familiar with the properties to assess fully their deficiencies and potential. Further, environmental problems, such as ground water contamination, are not necessarily observable even when an inspection is undertaken. Acquiring properties with liabilities would have a material adverse effect upon our results of operations.

The potential profitability of oil and gas ventures depends upon factors beyond our control.
The potential profitability of oil and gas properties is dependent upon many factors beyond our control. For instance, world prices and markets for oil and gas are unpredictable, highly volatile, potentially subject to governmental fixing, pegging, controls, or any combination of these and other factors, and respond to changes in domestic, international, political, social, and economic environments. Additionally, due to worldwide economic uncertainty, the availability and cost of funds for production and other expenses have become increasingly difficult, if not impossible, to project. These and other changes and events may materially affect our financial performance.

Adverse weather conditions can also hinder drilling operations. A productive well may become uneconomic in the event water or other deleterious substances are encountered which impair or prevent the production of oil and/or gas from the well. In addition, production from any well may be unmarketable if it is impregnated with water or other deleterious substances. The marketability of oil and gas, which may be acquired or discovered, will be affected by numerous factors beyond our control. These factors include, but are not limited to, the proximity and capacity of oil and gas pipelines and processing equipment, market fluctuations of prices, taxes, royalties, land tenure, allowable production and environmental protection. These factors cannot be accurately predicted and the combination of these factors may result in us not receiving an adequate return on our invested capital.

The oil and gas industry is highly competitive
The oil and gas industry is highly competitive and there is no assurance that we will be successful in acquiring assets. We compete with other companies that have greater resources. Many of these companies not only explore for and produce oil and natural gas, but also carry on refining operations and market petroleum and other products on a regional, national or worldwide basis. These companies may be able to pay more for productive oil and natural gas properties and exploratory prospects or define, evaluate, bid for and purchase a greater number of properties and prospects than our financial or human resources permit. In addition, these companies may have a greater ability to continue exploration activities during periods of low oil and natural gas market prices. Our larger competitors may be able to absorb the burden of present and future federal, state, local and other laws and regulations more easily than we can, which would adversely affect our competitive position. Our ability to acquire oil and gas assets and to discover reserves in the future will be dependent upon our ability to evaluate and select suitable properties and to consummate transactions in a highly competitive environment. In addition, because we have fewer financial and human resources than many companies in our industry, we may be at a disadvantage in bidding for exploratory prospects and producing oil and natural gas properties.

Our business depends substantially on the continuing efforts of our executive officers and our ability to maintain a skilled labor force, and our business may be severely disrupted if we lose their services.
Our future success depends substantially on the continued services of our executive officers, Trevor Sali and Dennis Mee. We do not maintain key man life insurance on our executive officers. If our executive officers are unable or unwilling to continue in their present positions, we may not be able to replace them readily, if at all. Therefore, our business may be severely disrupted, and we may incur additional expenses to recruit and retain new officers.

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

Certain of our officers and directors may be subject to conflicts of interest
Our officers and directors may be subject to conflicts of interest. Our officers and directors serve the Company on a part time basis and may devote part of their time to other business endeavors. These business endeavors as well as other business opportunities should be presented to the Company. Such conflicts include deciding how much time to devote to our affairs, as well as what business opportunities should be presented to the Company. Because of these relationships, our officers and directors may be subject to conflicts of interest.

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
Our office and assets are located in Canada. Our officers and director are located in Canada. As a result, it may be difficult for shareholders to effect service of process within the United States on our officers and directors. In addition, investors may have difficulty enforcing judgments based upon the civil liability provisions of the securities laws of the Unites States or any state thereof, both in and outside of the United States.

Risks Relating to an Investment in our Securities

We have received a going concern opinion from our independent auditors
We have received a going concern opinion from our independent auditors LBB and Associates Ltd., LLP, concerning our July 31, 2007 and 2006 financial statements. The independent auditor's report accompanying our July 31, 2007 and 2006 financial statements contains an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared "assuming that the Company will continue as a going concern," which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business. Our ability to continue as a going concern is dependent on raising additional capital to fund our operations and ultimately on generating future profitable operations. There can be no assurance that we will be able to raise sufficient additional capital or eventually have positive cash flow from operations to address all of our cash flow needs. If we are not able to find alternative sources of cash or generate positive cash flow from operations, our business and shareholders will be materially and adversely affected.

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

ITEM 2.	DESCRIPTION OF PROPERTIES

We do not rent office space.

We do not have any plants or equipment for the operation of our business.

We do not have any investments or interests in any real estate.

ITEM 3.	LEGAL PROCEEDINGS

We are not a party to any legal proceedings, nor are we aware of any contemplated or pending legal proceedings against us.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

PART II

ITEM 5.	MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Our common stock, par value $.001, is currently quoted on the OTC Bulletin Board under the symbol "OUBE"; however, active trading market in our common stock did not commence until September 2006. The following table sets forth the high and low closing prices of our common stock on the OTCBB during the periods presented. Such prices represent inter-dealer prices, without retail mark-up, mark down or commissions, and may not necessarily represent actual transactions. Trading in our common stock has not been extensive in all the periods presented below, and such trades may not constitute an active trading market in all the periods presented below.

	High	Low

Quarter ended October 31, 2006	$0.060	$0.003
Quarter ended January 31, 2007	$0.710	$0.060
Quarter ended April 30, 2007	$0.680	$0.450
Quarter ended July 31, 2007	$0.490	$0.400

On October 18, 2007, the closing sales price for the common stock was $0.165, as reported on the website of the OTCBB. As of October 18, 2007, there were 20 stockholders of record of the common stock (which does not include the number of persons or entities holding stock in nominee or street name through various brokerage firms).

On November 10, 2006, the Company forward split its issued common shares on the basis of twenty-six new shares for one old share. The retroactive restatement of the issued common shares is required by the Securities and Exchange Commission's Staff Accounting Bulletin, Topic 4c. Accordingly, the number of shares referred to in the financial statements included in the Report have been restated to give retroactive effect on the forward stock split.

On November 10, 2006, the Company increased its authorized capital stock to 750,000,000 shares of common stock and 10,000,000 preferred shares.

As of the date of this Report, 450,269,014 shares of common stock were issued and outstanding.

Dividends

We have neither declared nor paid any cash dividends on our capital stock and do not anticipate paying cash dividends in the foreseeable future. Our current policy is to retain any earnings in order to finance the expansion of our operations. Our board of directors will determine future declaration and payment of dividends, if any, in light of the then-current conditions they deem relevant and in accordance with applicable corporate law.

Recent Sales of Unregistered Securities

We have not issued shares of common stock during our fiscal year ended July 31, 2007.

Rules Governing Low-Price Stocks that May Affect Our Shareholders' Ability to Resell Shares of Our Common Stock

Our stock trades under the symbol “OUBE” on the NASD's OTCBB.

Quotations on the OTCBB reflect inter-dealer prices, without retail mark-up, markdown or commission and may not reflect actual transactions. Our common stock may be subject to certain rules adopted by the SEC that regulate broker-dealer practices in connection with transactions in "penny stocks". Penny stocks generally are securities with a price of less than $5.00, other than securities registered on certain national exchanges or quoted on the Nasdaq system, provided that the exchange or system provides current price and volume information with respect to transaction in such securities. The additional sales practice and disclosure requirements imposed upon broker-dealers are may discourage broker-dealers from effecting transactions in our shares which could severely limit the market liquidity of the shares and impede the sale of our shares in the secondary market.

The penny stock rules require broker-dealers, prior to a transaction in a penny stock not otherwise exempt from the rules, to make a special suitability determination for the purchaser to receive the purchaser's written consent to the transaction prior to sale, to deliver standardized risk disclosure documents prepared by the SEC that provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer must also provide the customer with current bid and offer quotations for the penny stock. In addition, the penny stock regulations require the broker-dealer to deliver, prior to any transaction involving a penny stock, a disclosure schedule prepared by the SEC relating to the penny stock market, unless the broker-dealer or the transaction is otherwise exempt. A broker-dealer is also required to disclose commissions payable to the broker-dealer and the registered representative and current quotations for the securities. Finally, a broker-dealer is required to send monthly statements disclosing recent price information with respect to the penny stock held in a customer's account and information with respect to the limited market in penny stocks.

ITEM 6.	MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion of the plan of operation, financial condition, results of operations, cash flows and changes in financial position of our company should be read in conjunction with our audited financial statements and notes appearing elsewhere in this Form 10-KSB; and Reports on Form 8-K filed during our most recent fiscal year and subsequent to the period end of this fiscal year.

Limited Operating History

There is limited historical financial information about our company upon which to base an evaluation of our future performance. Our company does not have a business, and has yet to generate revenues from operations. We cannot guarantee that we will be successful in our contemplated business. We are subject to risks inherent in exploration stage company, including limited capital resources. There is no assurance that future financing will be available to our company on acceptable terms. Additional equity financing could result in dilution to existing shareholders.

Company Description and Overview

In 2005, the Company acquired 100% of the mineral rights of twelve cells claims situated in southwestern British Columbia, spanning over approximately 550 acres and refereed to as the Lucky Todd Claims. The claims do not contain any known reserves or mineral. During the fiscal year ended July 31, 2006, the Company completed preliminary studies on the claims, and extended the rights to 4 of the claims to March 22, 2007, and of the remaining eights cells to July 8, 2007. The Company did not further explore these claims, and did not further extend the rights of the claims. At July 31, 2007, the Company no longer has the rights to the Lucky Todd Claims.

The Company intends to engage in the oil and gas industry. To facilitate this change in business, in December 2006, the Company entered into an Agreement with PetroHunter Energy Corporation (“PetroHunter”) and its subsidiary, PetroHunter Energy NT Ltd. (“NT”), for the Company’s acquisition of NT in exchange solely for the issuance of 5,000,000 preferred shares (the “Super Voting Preferred Stock”) of the Company, each preferred share to have the equivalent of 100 common share voting rights, and 200,000,000 shares of common stock (in exchange for all of the issued and outstanding shares of NT). It is proposed that the Company would effect a recapitalization such that the number of common shares held by its existing shareholders would not exceed 60,000,000.

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

In May 2007, the Mr. Silverman and Schultz resigned as directors of the Company. As at July 31, 2007, the Agreement has expired because the date for closing, January 10, 2007, has passed and the aforementioned conditions were not met.

For the fiscal year ended July 31, 2007, we had no revenues and we incurred losses of $227,600, as detailed in the table below.

Expenses - Year Ended July 31, 2007

Interest expense	$7,954
Investor relations and marketing	118,065
Management fees	16,360
Office and administrative	9,296
Professional fees	75,925

$227,600

Plan of Operations

Our future operations are dependent upon the identification and successful acquisition of oil and gas assets, and the completion of long-term or permanent equity financing, the support of creditors and shareholders, and, ultimately, the achievement of profitable operations. There can be no assurances that we will be successful, which would in turn significantly affect our ability to roll out our business plan. There can be no assurance that the Company will be successful in raising these additional funds and, if the Company is unsuccessful in raising these additional funds, its plans for expanding operations and business activities may have to be curtailed.

We continue to operate with very limited administrative support, and our current officers and directors continue to be responsible for many duties to preserve our working capital.

Liquidity and capital resources

As of July 31, 2007, we had $2,515 in cash and working capital deficiency of $220,550. During the year ended July 31, 2007, we funded our operations from private sales of equity and issuance of promissory notes. We believe our planned financing activities will provide sufficient working capital to fund our operations for at least the next 12 months. Changes in our acquisition plans or other events may cause us to seek additional equity or debt financing in the future.

For the year ended July 31, 2007, we used $146,965 of cash in operations. Net cash used by operating activities reflected $7,954 in accrued interest and an increase in accounts payable of $72,681.

Financing activities, consisting of issuances of promissory notes, provided $141,000.

Our current cash requirements are limited since we do not have a business. During the first and second quarters of our fiscal year 2008, we expect to need significant cash as we will focus our efforts in completing an acquisition of an oil and gas asset.

Recent Financings

Promissory notes payable

On November 21, 2006, the Company received $6,000 pursuant to a promissory note. The note is unsecured, bears interest at 12% per annum calculated monthly and is due on demand, but demand cannot be made earlier than June 15, 2007. Any payments of principal or interest in arrears bear interest at 12% per annum calculated annually. Default in payment shall, at the option of the holder, render the entire balance payable. At July 31, 2007, interest of $ 499 is included in notes payable on the balance sheet.

On December 4, 2006, the Company received $5,000 pursuant to a promissory note. The note is unsecured, bears interest at 12% per annum calculated monthly and is due on demand, but demand cannot be made earlier than June 15, 2007. Any payments of principal or interest in arrears bear interest at 12% per annum calculated annually. Default in payment shall, at the option of the holder, render the entire balance payable. At July 31, 2007, interest of $ 393 is included in notes payable on the balance sheet.

On January 15, 2007, the Company received $100,000 pursuant to a promissory note. The note is unsecured, bears interest at 12% per annum calculated monthly and is due on demand, but demand cannot be made earlier than June 15, 2007. Any payments of principal or interest in arrears bear interest at 12% per annum calculated annually. Default in payment shall, at the option of the holder, render the entire balance payable. At July 31, 2007, interest of $6,510 is included in notes payable on the balance sheet.

On June 5, 2007, the Company received $30,000 pursuant to a promissory note. The note is unsecured, bears interest at 12% per annum calculated annually and is due on demand. Any payments of principal or interest in arrears bear interest at 12% per annum calculated annually. Default in payment shall, at the option of the holder, render the entire balance payable. At July 31, 2007, interest of $552 is included in notes payable on the balance sheet.

On September 18, 2007, the Company received $50,000 pursuant to a promissory note. The note is unsecured, bears interest at 12% per annum calculated annually and is due on demand. Any payments of principal or interest in arrears bear interest at 30% per annum calculated annually. Default in payment shall, at the option of the holder, render the entire balance payable.

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

Our management routinely makes judgments and estimates about the effects of matters that are inherently uncertain. As the number of variables and assumptions affecting the probable future resolution of the uncertainties increase, these judgments become even more subjective and complex. Our significant accounting policies are discussed in Note 2 to our consolidated financial statements for the fiscal year ended December 31, 2006 included in this Report. We have identified the following accounting policies, described below, as the most important to an understanding of our current financial condition and results of operations.

Exploration Stage
The Company complies with Financial Accounting Standard Board Statement (“SFAS”) No. 7 for its characterization of the Company as an Exploration Stage Company. The Company is devoting substantially all of its present efforts to establish a new business and none of its planned principal operations have commenced.

Income taxes
The Company accounts for income taxes under SFAS No. 109, Accounting for Income Taxes. Under SFAS No.109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between their financial statement carrying amounts and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled

Impairment of Long-lived Assets
In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-lived Assets, the carrying value of intangible assets and other long-lived assets are reviewed on a regular basis for the existence of facts or circumstances that may suggest impairment. The Company recognizes impairment when the sum of the expected undiscounted future cash flows is less than the carrying amount of the asset. Impairment losses, if any, are measured as the excess of the carrying amount of the asset over its estimated fair value. Oil and gas properties accounted for using the full cost method of accounting, a method utilized by the Company, is excluded from this requirement, but will continue to be subject to the ceiling test limitations.

Foreign Currency Translation
Monetary items denominated in a foreign currency are translated into US dollars, the reporting currency, at exchange rates prevailing at the balance sheet date and non-monetary items are translated at exchange rates prevailing when the assets were acquired or obligations incurred. Foreign currency denominated revenue and expense items are translated at exchange rates prevailing at the transaction date. Gains or losses arising from the translations are included in operations.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements, as defined in Item 303(c)(2) of Regulation S-B.

ITEM 7.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Outback Energy Corporation
(formerly Claron Ventures, Inc.)
(An Exploration Stage Company)

Financial Statements
July 31, 2007 and 2006

Report of Independent Registered Public Accounting Firm

To the Board of Directors of
Outback Energy Corporation
(formerly Claron Ventures, Inc.)
(An Exploration Stage Company)
Saskatchewan, Canada

We have audited the accompanying balance sheets of Outback Energy Corporation as of July 31, 2007 and 2006, and the related statements of operations, stockholders' equity (deficit), and cash flows for each of the years in the two-year period ended July 31, 2007 and the period from July 7, 2005 (Inception) through July 31, 2007. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Outback Energy Corporation as of July 31, 2007 and 2006, and the results of its operations and its cash flows for each of the years in the two-year period ended July 31, 2007 and the period from July 7, 2005 (Inception) through July 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations which raises substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters also are described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

LBB & Associates Ltd., LLP
Houston, Texas
October 6, 2007

Outback Energy Corporation
(Formerly Claron Ventures, Inc.)
An Exploration Stage Company
Balance Sheets

	July 31, 2007	July 31, 2006

ASSETS

Current assets
Cash	$2,515	$8,480
Total current assets	2,515	8,480

Total assets	$2,515	$8,480

LIABILITIES and SHAREHOLDERS' EQUITY (DEFICIT)

Current liabilities
Accounts payable and accrued liabilities	$74,111	$1,430
Accrued interest	7,954	-
Notes payable	141,000	-
Total curent liabilities	223,065	1,430

Total liabilities	223,065	1,430

STOCKHOLDERS' EQUITY (DEFICIT)
Capital stock
Preferred - 10,000,000 shares authorized at $0.001 par value, none issued	-	-
Common - 750,000,00 shares authorized at $0.001 par value
450,269,014 shares issued and outstanding
at July 31, 2007 and 2006	450,269	450,269
Additional paid in capital	(365,728)	(365,728)
Deficit accumulated during exploration stage	(305,091)	(77,491)

Total stockholders' equity (deficit)	(220,550)	7,050

Total liabilities and stockholders' equity (deficit)	$2,515	$8,480

The accompanying notes are an integral part of these audited financial statements.

Outback Energy Corporation
(Formerly Claron Ventures, Inc.)
An Exploration Stage Company
Statements of Operations
For the Years Ended July 31, 2007 and 2006
And for the period from July 7, 2005 [Inception] to July 31, 2007

	Year ended July 31,		Period from July 7,
			2005 [Inception] to July
	2007	2006	31, 2007
Operating expenses
Exploration expenses	$-	$9,198	$18,218
General and administrative	219,646	54,100	278,919
Loss from operations	219,646	63,298	297,137

Interest expense	7,954	-	7,954

Net loss	$(227,600)	$(63,298)	$(305,091)

Net loss per share - basic and diluted	$(0.00)	$(0.00)

Weighted average shares outstanding	450,269,014	442,983,749

The accompanying notes are an integral part of these audited financial statements.

Outback Energy Corporation
(Formerly Claron Ventures, Inc.)
An Exploration Stage Company
Statements of Shareholders' Equity (Deficit)
For the period from July 7, 2005 [Inception] to July 31, 2007

				Accumulated
	Common Stock			Deficit during	Total
			Additional Paid-	Development	Stockholders'
	Number	Amount	In Capital	Stage	Equity (Deficit)

Balance, at inception	-	$-	$-	$-	$-
Stock issued for cash *	390,000,000	390,000	(375,000)	-	15,000
Net loss from inception (July 7, 2004) to July 31, 2005				(14,193)	(14,193)
Balance, July 31, 2005	390,000,000	390,000	(375,000)	(14,193)	807
Stock issued for cash *	60,269,014	60,269	9,272	-	69,541
Net loss for year	-	-	-	(63,298)	(63,298)
Balance, July 31, 2006	450,269,014	450,269	(365,728)	(77,491)	7,050
Net loss for the period	-	-	-	(227,600)	(227,600)
Balance, July 31, 2007	450,269,014	$450,269	$(365,728)	$(305,091)	$(220,550)

*The common stock issued had been retroactively restated to reflect a forward stock split of 26 new shares for 1 old share, effective November 10, 2006

The accompanying notes are an integral part of these audited financial statements.

Outback Energy Corporation
(Formerly Claron Ventures, Inc.)
An Exploration Stage Company
Statements of Cash Flows
For the Years Ended July 31, 2007 and 2006
And for the period from July 7, 2005 [Inception] to July 31, 2007

			Period from July 7,
	Year ended July 31,		2005 [Inception] to
	2007	2006	July 31, 2007

Cash flows from operating activities
Net loss	$(227,600)	$(63,298)	$(305,091)
Adjustments to reconcile net loss to
net cash used in operating activities:
Changes in:
Amount receivable from shareholder	-	807	-
Accrued interest	7,954	-	7,954
Prepaid expenses	-	3,000	-
Accounts payable and accrued expenses	72,681	(1,570)	74,111
Cash used in operating activities	(146,965)	(61,061)	(223,026)

Cash flows used in investing activities	-	-	-

Cash flows from financing activities
Proceeds from notes payable	141,000	-	141,000
Proceeds from issue of common stock	-	69,541	84,541
Cash flows provided by financing activities	141,000	69,541	225,541

Net increase (decrease) in cash	(5,965)	8,480	2,515

Cash, beginning of period	8,480	-	-

Cash, end of period	$2,515	$8,480	$2,515

SUPPLEMENTAL CASH DISCLOSURES
Cash paid for:
Income taxes	$-	$-	$-
Interest	$-	$-	$-

The accompanying notes are an integral part of these audited financial statements.

Outback Energy Corporation
(formerly Claron Ventures, Inc.)
(An Exploration Stage Company)
Notes to Audited Financial Statements
July 31, 2007 and 2006

1.	Nature of operations and going concern

Outback Energy Corporation (the “Company”) was incorporated in the State of Nevada, United States of America, on July 7, 2005 under the name Claron Ventures, Inc. On December 15, 2006, the Company incorporated a Colorado subsidiary with the name Outback Energy Corporation and merged with it on January 16, 2007 for the purpose of effecting a name change. The Company is listed on the Over-the-Counter Bulletin Board under the symbol OUBE. The Company had limited operations acquiring and exploring mineral interest in British Columbia (see note 5).

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next fiscal year. Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. At July 31, 2007, the Company had not yet achieved profitable operations, has accumulated losses of $305,091 since its inception, has a working capital deficiency of $220,550 and expects to incur further losses in the development of its business, all of which raises substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.

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

2.	Summary of significant accounting policies

The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America. Because a precise determination of many assets and liabilities is dependent upon future events, the preparation of financial statements for a period necessarily involves the use of estimates, which have been made using careful judgment. Actual results may vary from these estimates.

The financial statements have, in management’s opinion, been properly prepared within the framework of the significant accounting policies summarized below:

a.	Cash and cash equivalents
Cash and cash equivalents are defined as cash on hand, demand deposits and short-term, highly liquid investments with an original maturity of ninety days or less.

b.	Exploration stage company

The Company complies with Financial Accounting Standard Board Statement (“SFAS”) No. 7 for its characterization of the Company as an Exploration Stage Company. The Company is devoting substantially all of its present efforts to establish a new business and none of its planned principal operations have commenced.

c.	Mineral properties
Costs of license acquisitions, exploration, carrying and retaining unproven mineral; lease properties are expensed as incurred.

d.	Loss per share

In accordance with SFAS No. 128, Earnings Per Share, the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted loss per share is computed by dividing net loss by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period. Diluted loss per common share is not presented because it is anti- dilutive. The weighted average number of shares outstanding during the periods has been retroactively restated to reflect a forward stock split of 26 new shares for one old share, effective on November 10, 2006.

e.	Income taxes

The Company accounts for income taxes under SFAS No. 109, Accounting for Income Taxes. Under SFAS No.109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between their financial statement carrying amounts and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

f.	Foreign Currency Translation

Monetary items denominated in a foreign currency are translated into US dollars, the reporting currency, at exchange rates prevailing at the balance sheet date and non-monetary items are translated at exchange rates prevailing when the assets were acquired or obligations incurred. Foreign currency denominated revenue and expense items are translated at exchange rates prevailing at the transaction date. Gains or losses arising from the translations are included in operations.

g.	Long-lived Assets

Property and equipment are stated on the basis of historical cost less accumulated depreciation. Depreciation is provided using the straight-line method over the estimated useful lives of the assets. Major renewals and improvements are capitalized, while minor replacements, maintenance and repairs are charged to current operations.

Impairment losses are recorded on fixed assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. There were no impairment losses in 2007 and 2006.

3.	Recently issued accounting pronouncements

The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company’s results of operations, financial position or cash flow.

4.	Financial instruments

a.	Credit risk

The Company maintains cash deposits with financial institutions, which from time to time may exceed federally insured limits. The Company has not experienced any losses in connection with these deposits and believes it is not exposed to any significant credit risk from cash.

b.	Fair values

Financial instruments that are subject to fair disclosure requirements are carried in the financial statements at amounts that approximate fair value and include cash, accounts payable and accrued expenses and notes payable. Fair values are based on assumptions concerning the amount and timing of estimated future cash flows and assumed discount rates reflecting varying degrees of risk.

c.	Liquidity risk
The Company is exposed to liquidity risk as its continued operations are dependent upon obtaining additional capital or achieving profitable operations to satisfy its liabilities as they come due.

5.	Mineral rights

In 2005, the Company acquired 100% of the mineral rights of twelve cells claims situated in southwestern British Columbia, spanning over approximately 550 acres and refereed to as the Lucky Todd Claims. The claims do not contain any known reserves or minerals.

During the fiscal year ended July 31, 2006, the Company completed preliminary studies on the claims, and extended the rights to 4 of the claims to March 22, 2007, and of the remaining eights cells to July 8, 2007.

The Company did not further explore these claims, and did not further extend the rights of the claims. At July 31, 2007, the Company no longer has the rights to the Lucky Todd Claims.

6.	Notes payable

On November 21, 2006, the Company received $6,000 pursuant to a promissory note. The note is unsecured, bears interest at 12% per annum calculated monthly and is due on demand, but demand cannot be made earlier than June 15, 2007. Any payments of principal or interest in arrears bear interest at 12% per annum calculated annually. Default in payment shall, at the option of the holder, render the entire balance payable. At July 31, 2007, interest of $ 499 is accrued on the balance sheet.

On December 4, 2006, the Company received $5,000 pursuant to a promissory note. The note is unsecured, bears interest at 12% per annum calculated monthly and is due on demand, but demand cannot be made earlier than June 15, 2007. Any payments of principal or interest in arrears bear interest at 12% per annum calculated annually. Default in payment shall, at the option of the holder, render the entire balance payable. At July 31, 2007, interest of $ 393 is accrued on the balance sheet.

On January 15, 2007, the Company received $100,000 pursuant to a promissory note. The note is unsecured, bears interest at 12% per annum calculated monthly and is due on demand, but demand cannot be made earlier than June 15, 2007. Any payments of principal or interest in arrears bear interest at 12% per annum calculated annually. Default in payment shall, at the option of the holder, render the entire balance payable. At July 31, 2007, interest of $6,510 is accrued on the balance sheet.

On June 5, 2007, the Company received $30,000 pursuant to a promissory note. The note is unsecured, bears interest at 12% per annum calculated annually and is due on demand. Any payments of principal or interest in arrears bear interest at 12% per annum calculated annually. Default in payment shall, at the option of the holder, render the entire balance payable. At July 31, 2007, interest of $552 is accrued on the balance sheet.

7.	Capital stock

On November 10, 2006, the Company forward split its issued common shares on the basis of twenty-six new shares for one old share. The number of shares referred to in these financial statements has been restated to give retroactive effect on the forward stock split.

On November 10, 2006, the Company increased its authorized capital stock to 750,000,000 shares of common stock and 10,000,000 preferred shares.

8.	Income taxes

Deferred income taxes reflect the net effect of:

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

The effective tax rate of the Company is reconciled to statutory tax rates as follows:

	2007		2006

U.S. federal statutory tax rate	34%		34%
U.S. valuation difference	(34%	)	(34%	)
Effective tax rate	--		--

Deferred tax assets consist of the following:

	2007	2006

Net operating loss carryforward	$104,000	$26,000
Valuation allowance	(104,000)	(26,000)
Net deferred income tax assets	$-	$-

The valuation allowance increased by approximately $78,000 during the year ended July 31, 2007 (2006 - $21,000). The Company has non-capital losses carried forward of approximately $305,000 which expire beginning in 2024. They may be utilized to offset future taxable income. Future tax benefits, which may arise as a result of these losses and resource expenditures, have not been recognized in these financial statements.

9.	Related party transactions

a.

The Company entered into a verbal month to month management agreement with its President and director for $1,000 per month, commencing October 2006. During the fiscal year ended July 31, 2007, $10,000 was paid pursuant to this agreement;

b.

In June 2007, the Company entered into a contract for management services with a company controlled by a director and officer of the Company requiring the payment of $4,000 per month plus applicable taxes for a period of one year expiring on June 30, 2008. This commitment can be terminated by either party with 30 days’ notice. During the fiscal year ended July 31, 2007, $6,360 was accrued pursuant to this agreement.

10.	Commitments

a.

In December 2006, the Company entered into a one year contract for marketing and communications consulting services. In consideration, the Company will pay a monthly retainer of $5,000 per month to cover fees as invoiced. This commitment can be terminated by either party with 30 days’ written notice;

b.

In December 2006, the Company entered into a contract for investor relations services requiring the payment of $10,000 per month expiring on November 30, 2008. This commitment can be terminated by either party with 30 days’ written notice;

c.

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

In May 2007, the Mr. Silverman and Schultz resigned as directors of the Company. As at July 31, 2007, the Agreement has expired because the date for closing, January 10, 2007, has passed and the aforementioned conditions were not met.

d.

In June 2007, the Company entered into a contract for management services with a company controlled by a director and officer of the Company requiring the payment of $4,000 per month plus applicable taxes for a period of one year, expiring on June 30, 2008. This commitment can be terminated by either party with 30 days’ notice.

11.	Subsequent events

On September 18, 2007, the Company received $50,000 pursuant to a promissory note. The note is unsecured, bears interest at 12% per annum calculated annually and is due on demand. Any payments of principal or interest in arrears bear interest at 30% per annum calculated annually. Default in payment shall, at the option of the holder, render the entire balance payable.

ITEM 8A.	CONTROLS AND PROCEDURES

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934 as amended (the "Exchange Act"). In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that we are required to apply our judgment in evaluating the benefits of possible controls and procedures relative to our costs.

Based on that evaluation, our chief executive officer and chief financial officer concluded that, as of July 31, 2007, our disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (i) is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure, and (ii) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms.

CHANGES IN INTERNAL CONTROLS

There were no changes in our internal control over financial reporting that occurred during the period covered by this Annual Report on Form 10-KSB that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 8B.	OTHER INFORMATION

None

PART III

ITEM 9.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

The following sets forth certain biographical information concerning our current directors and executive officers:

			Date
Name	Age	Position	appointed
Trevor Sali	28	President, CEO and Director	5-Jul-05
Dennis Mee	64	Chief Financial Officer and Director	12-Jun-07

Directors and Executive Officers

Mr. Trevor Sali, President, CEO, Member of the Board of Directors
Since May 2006, Mr. Sali has served as an electronics technician at Sasktel in Regina, Saskatchewan, Canada. Mr. Sali also previously served as an electronics technician at Sasktel from June 2005 to September, 2005. From November 2003 to June 2004, Mr. Sali served as a derrickhand with O.D. Well Servicing in Saskatchewan, Canada. From March 2001 to November 2003, Mr. Sali was employed as an electrician with J.F. Electric in Coquitlam, British Columbia, Canada. From February 1999 to March 2001, Mr. Sali was employed as an electrician with the University of Saskatchewan in Saskatoon, Saskatchewan, Canada. From October 1996 to February 1999, Mr. Sali was employed as an electrician with AllianceEnergy in Saskatoon, Saskatchewan, Canada.

Dennis Mee, Chief Financial Officer, Member of the Board of Directors
Mr. Mee is the founder of D.W. MEE and Associates, a Management Consulting firm for companies since 2002. His services include providing financing/accounting, strategic planning and other operational management expertise for small start-up companies. Prior to 2002, Mr. Mee acted as a CFO for Essentially Yours Industries, a distributor of wellness and health products in North America. From 1988-1993, Mr. Mee was Vice President, Finance for Cable & Wireless Telecommunications Inc., a provider of telecommunication services, networks and equipment with annual sales of over $80 million. Mr. Mee managed an extensive staff and oversaw and had direction of all finance, purchasing, human resources, corporate affairs and MIS functions during his tenure with the company.

Audit Committee Financial Expert

We currently do not have an audit committee financial expert, or an independent audit committee expert on our Board of Directors.

Section 16(a) Beneficial Ownership Reporting

Section 16(a) of the Securities and Exchange Act of 1934 requires any person who is our director or executive officer or who beneficially holds more than 10% of any class of our securities which have been registered with the Securities and Exchange Commission, to file reports of initial ownership and changes in ownership with the Securities and Exchange Commission. These persons are also required under the regulations of the Securities and Exchange Commission to furnish us with copies of all Section 16(a) reports they file.

Based solely on a review of copies of such reports furnished to us and written representations that no other reports were required during the fiscal year ended July 31, 2007, we believe that all persons subject to the reporting requirements of Section 16(a) filed the required reports on a timely basis with the SEC.

Code of Ethics

We have not yet prepared written code of ethics and employment standards for our company. We have only recently commenced operations. Because we are a small company in which management oversees or has contact with all employees, we are able to communicate our ethical and business expectations effectively on an informal and personal basis. As we grow, we expect we will need to develop written and codified ethics for our employees.

ITEM 10.	EXECUTIVE COMPENSATION.

The Executive Officers have received compensation during the fiscal year ended July 31, 2007 pursuant to management agreements as detailed below.

Equity Compensation

There are no securities authorized for issuance under any equity compensation plan, or any options, warrants, or rights to purchase our common stock.

Compensation of Directors

We do not compensate our directors for their time spent on behalf of our Company, but they are entitled to receive reimbursement for all out of pocket expenses incurred for attendance at our Board of Directors meetings.

Pension and Retirement Plans

Currently, we do not offer any annuity, pension or retirement benefits to be paid to any of our officers, directors or employees, in the event of retirement. There are also no compensatory plans or arrangements with respect to any individual named above which results or will result from the resignation, retirement or any other termination of employment with our company, or from a change in the control of our Company.

Employment Agreement

We do not have written employment agreements with any of our employees.

Management Agreements

The Company entered into a verbal month to month management agreement with Mr. Trevor Sali for $1,000 per month, commencing October 2006.

In June 2007, the Company entered into a contract for management services with a company controlled by Mr. Dennis Mee, requiring the payment of $4,000 per month plus applicable taxes for a period of one year expiring on June 30, 2008. This commitment can be terminated by either party with 30 days’ notice.

Audit Committee

Presently the Board of Directors is performing the duties that would normally be performed by an audit committee. We intend to form a separate audit committee, and are seeking potential independent directors. We have initialized discussions with experienced businesspeople and plan to appoint an individual qualified as an audit committee financial expert.

2006 Summary Compensation Table

The following table sets forth summary compensation information for the year ended July 31, 2007 for our chief executive officer and our chief financial officer, or referred to as our named executive officers. For the fiscal year ended July 31, 2007, we had 2 named executive officers. Except as provided below, none of our named executive officers received any other compensation required to be disclosed by law or in excess of $10,000 annually.

				Restricted	Other
Name	Position	Salary	Bonus	Stock Awards	Compensation (1)

Trevor Sali	President, CEO and Director	$-	$-	$-	$10,000

Dennis Mee	Chief Financial Officer and Director	$-	$-	$-	$6,360

(1) Mr. Sali and Mr. Mee received compensation pursuant to management agreements as described in "Item 10, Executive Compensation".

ITEM 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information, as of October 18, 2007 with respect to any person (including any “group”, as that term is used in Section 13(d)(3) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) who is known to the Company to be the beneficial owner of more than five percent of any class of the Company's voting securities, and as to those shares of the Company's equity securities beneficially owned by each its director, the executive officers of the company and all of its directors and executive officers of the Company and all of its directors and executive officers as a group. Unless otherwise specified in the table below, such information, other than information with respect to the directors and officers of the Company, is based on a review of statements filed, with the Securities and Exchange commission (the “Commission”) pursuant to Sections 13 (d), 13 (f), and 13 (g) of the Exchange Act with respect to the Company's Common Stock. As of October 18, 2007, there were 450,269,014 shares of Common Stock outstanding.

The number of shares of Common Stock beneficially owned by each person is determined under the rules of the Commission and the information is not necessarily indicative of beneficial ownership for any other purpose. Under such rules, beneficial ownership includes any shares as to which such person has sole or shared voting power or investment power and also any shares which the individual has the right to acquire within 60 days after the date hereof, through the exercise of any stock option, warrant or other right. Unless otherwise indicated, each person has sole investment and voting power (or shares such power with his or her spouse) with respect to the shares set forth in the following table. The inclusion herein of any shares deemed beneficially owned does not constitute an admission of beneficial ownership of those shares.

The table also shows the number of shares beneficially owned as of October 18, 2007 by each of the individual directors and executive officers and by all directors and executive officers as a group.

Unless provided for otherwise, the address for each of the beneficial owners named below is the Company's business address.

Name and Address of	Number of Shares	Percent of Class
Beneficial Owner	Beneficially Owned
Mr. Trevor Sali	390,000,000	86.61%
#2-630 2nd Avenue
Saskatoon, SK, S7K 2C8
Mr. Dennis Mee	-	0.00%
1480 Foster Street, Suite 28
White Rock, BC, V4B 3X7

All officers and directors as a group		86.61%
(2)	390,000,000	450,269,014

Percent of Ownership is calculated in accordance with the Securities and Exchange Commission's Rule 13(d) - 13(d)(1). Shares of common stock subject to warrants currently exercisable or exercisable within 60 days of October 18, 2007 are deemed outstanding for computing the percentage ownership of the stockholder holding the warrants, but are not deemed outstanding for computing the percentage ownership of any other stockholder. Unless otherwise indicated in the footnotes to this table, we believe that stockholders named in the table have sole voting and sole investment power with respect to the shares set forth opposite such stockholder's name. Unless otherwise indicated, the officers, directors and stockholders can be reached at our principal offices. Percentage of ownership is based on 450,469,017 shares of our common stock outstanding as of October 18, 2007.

ITEM 12.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Common Stock

Other than the stock transactions disclosed below, we have not entered into any transactions in which any of our directors, executive officers, or affiliates of our Company, including any member of an immediate family, had or is to have a direct or indirect material interest.

In July 2005, we issued 15,000,000 (pre-forward split) shares of common stock to Mr. Trevor Sali, for cash proceeds of $15,000. On

November 10, 2006, the Company forward split its issued common shares on the basis of twenty-six new shares for one old share. The number of shares originally issued to Mr. Sali has been restated to give retroactive effect on the forward stock split.

ITEM 13.	EXHIBITS.

Exhibit Index

(a) Pursuant to Rule 601 of Regulation SB, the following exhibits are included herein or incorporated by reference.

3.1	Articles of Incorporation, incorporated by reference from Exhibit 3.1 filed with our Registration Statement on Form SB-2 filed on November 14, 2005, SEC File Number 333-129664

3.2	By-laws, incorporated by reference from Exhibit 3.2 filed with our Registration Statement on Form SB-2 filed on November 14, 2005, SEC File Number 333-129664.

3.3	Amendment to Articles filed with the Secretary of State of Nevada, incorporated by reference from Exhibit 3.1 to the Form 8-K filed November 13, 2006.

3.4	Amendment to Articles filed with the Secretary of State of Nevada, incorporated by reference from Exhibit 2.1 to the Form 8-K filed January 29, 2007.

10.1

Agreement amongst Claron Ventures Inc., PetroHunter Energy Corporation and PetroHunter Energy NT Ltd.., dated December 6, 2006, incorporated by reference from Exhibit 10.1 to our Form 8-K filed December 8, 2006.

10.2	Business consultant agreement by and between Outback Energy Corporation. and Part Time CFO Inc., dated June 4, 2007, filed herewith;

31.1	Section 302 Certification – Chief Executive Officer

31.2	Section 302 Certification – Chief Financial Officer

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Chief Executive Officer.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Chief Financial Officer.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The Registrant's Board of Directors has appointed LBB & Associates Ltd. LLP as independent public accountant for the fiscal year ending July 31, 2007.

Audit Fees.

The aggregate fees billed by our auditors for professional services rendered for the audit of our annual financial statements for the years ended July 31, 2007 and 2006 were $5,500 and $3,750, respectively.

Audit Related Fees.

We incurred $6,050 and $7,750 to auditors for audit related fees during the fiscal year ended July 31, 2007 and 2006.

Tax Fees.

We incurred $nil and $nil fees to auditors for tax compliance, tax advice or tax compliance services during the fiscal year ended July 31, 2007 and 2006, respectively.

All Other Fees.

We did not incur any other fees billed by auditors for services rendered to our Company, other than the services covered in "Audit Fees" for the fiscal year ended July 31, 2007 and 2006.

The Board of Directors has considered whether the provision of non-audit services is compatible with maintaining the principal accountant's independence.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Outback Energy Corporation
Date: October XX, 2007
	By:	/s/ Trevor Sali
Trevor Sali
President/CEO
Date: October XX, 2007
	By:	/s/ Dennis Mee
Dennis Mee
Chief Financial Officer