Form 10QSB
period 2007-10-31
Outback Energy CORP
filed 2007-12-17
CIK 1342108

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended October 31, 2007

OR

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to ______________

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
Yes [X]   No [   ]

Number of shares outstanding of Registrant's class of common stock as of December 17, 2007: 450,269,014

Authorized share capital of the registrant: 750,000,000 common shares , par value of $0.001 and 10,000,000 preferred shares, par value of $0.001.

The Company recorded $0 revenue for the quarter ended October 31, 2007

FORWARD-LOOKING STATEMENTS

This Report on Form 10QSB contains forward-looking statements, in particular in our Plan of Operations, that relate to our current expectations and views of future events. These statements relate to events that involve known and unknown risks, uncertainties and other factors, including those listed under “Risk Factors,” which may cause our actual results, performance or achievements to be materially different from any future results, performances or achievements expressed or implied by the forward-looking statements.

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

AVAILABLE INFORMATION

Outback Energy Corporation files annual, quarterly and current reports, proxy statements and other information with the SEC. You may read and copy documents referred to in this Quarterly Report on Form 10-QSB that have been filed with the Commission at the Commission's Public Reference Room, 100 F Street, N.E., Washington, D.C. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. You can also obtain copies of our SEC filings by going to the SEC website at http://www.sec.gov

PART I

Item 1. Financial statements

Outback Energy Corporation
(An Exploration Stage Company)

Financial Statements
October 31, 2007

Outback Energy Corporation
(An Exploration Stage Company)
Balance Sheet

October 31, 2007
(Unaudited)
ASSETS
Current assets
Cash	$11,745
Total current assets	11,745
Total assets	$11,745

LIABILITIES and SHAREHOLDERS' DEFICIT
Current liabilities
Accounts payable and accrued liabilities	$110,080
Accrued interest	12,926
Notes payable	191,000
Total curent liabilities	314,006
Total liabilities	314,006
COMMITMENTS

STOCKHOLDERS' DEFICIT
Capital stock
Preferred - 10,000,000 shares authorized at $0.001 par value, none issued
Common - 750,000,00 shares authorized at $0.001 par value
450,269,014 shares issued and outstanding	450,269
Additional paid in capital	(365,728)
Deficit accumulated during exploration stage	(386,802)

Total stockholders' deficit	(302,261)
Total liabilities and stockholders' deficit	$11,745

The accompanying notes are an integral part of these unaudited financial statements.

Outback Energy Corporation
(An Exploration Stage Company)
Statements of Operations
For the three months ended October 31, 2007 and 2006
And for the period from July 7, 2005 [Inception] to October 31, 2007
(Unaudited)

	Three months ended		Period from July 7,
	October 31,		2005 [Inception] to
	2007	2006	October 31, 2007
Operating expenses
Exploration expenses	$-	$-	$18,218
General and administrative	76,739	10,530	355,658
Loss from operations	76,739	10,530	373,876

Interest expense	4,972	-	12,926

Net loss	$(81,711)	$(10,530)	$(386,802)

Net loss per share - basic and diluted	$(0.00)	$(0.00)

Weighted average shares outstanding	450,269,014	450,269,014

The accompanying notes are an integral part of these unaudited financial statements.

Outback Energy Corporation
(An Exploration Stage Company)
Statements of Shareholders' Equity (Deficit)
For the period from July 7, 2005 [Inception] to October 31, 2007
(Unaudited)

				Accumulated
	Common Stock			Deficit during	Total
			Additional Paid-	Exploration	Stockholders'
	Number	Amount	In Capital	Stage	Equity (Deficit)

Balance, at inception	-	$-	$-	$-	$-
Stock issued for cash *	390,000,000	390,000	(375,000)	-	15,000
Net loss from inception (July 7, 2004) to July 31, 2005				(14,193)	(14,193)
Balance, July 31, 2005	390,000,000	390,000	(375,000)	(14,193)	807
Stock issued for cash *	60,269,014	60,269	9,272	-	69,541
Net loss for year	-	-	-	(63,298)	(63,298)
Balance, July 31, 2006	450,269,014	450,269	(365,728)	(77,491)	7,050
Net loss for year	-	-	-	(227,600)	(227,600)
Balance, July 31, 2007	450,269,014	$450,269	$(365,728)	$(305,091)	$(220,550)
Net loss for the period	-	-	-	(81,711)	(81,711)
Balance, October 31, 2007	450,269,014	$450,269	$(365,728)	$(386,802)	$(302,261)

*The common stock issued has been retroactively restated to reflect a forward stock split of 26 new shares for 1 old share, effective November 10, 2006.

The accompanying notes are an integral part of these unaudited financial statements.

Outback Energy Corporation
(An Exploration Stage Company)
Statements of Cash Flows
For the three months ended October 31, 2007 and 2006
And for the period from July 7, 2005 [Inception] to October 31, 2007
(Unaudited)

	Three months ended		Period from July 7,
	October 31,		2005 [Inception] to
	2007	2006	October 31, 2007

Cash flows from operating activities
Net loss	$(81,711)	$(10,530)	$(386,802)
Adjustments to reconcile net loss to
net cash used in operating activities:
Changes in:
Accrued interest	4,972	-	12,926
Accounts payable and accrued expenses	35,969	9,258	110,080
Cash used in operating activities	(40,770)	(1,272)	(263,796)

Cash flows from financing activities
Proceeds from notes payable	50,000	-	191,000
Proceeds from issue of common stock	-	-	84,541
Cash flows provided by financing activities	50,000	-	275,541

Net increase (decrease) in cash	9,230	(1,272)	11,745

Cash, beginning of period	2,515	8,480	-

Cash, end of period	$11,745	$7,208	$11,745

SUPPLEMENTAL CASH DISCLOSURES
Cash paid for:
Income taxes	$-	$-	$-
Interest	$-	$-	$-

The accompanying notes are an integral part of these unaudited financial statements.

Notes to Financial Statements, October 31, 2007

1.	Basis of presentation

The accompanying unaudited interim financial statements of Outback Energy Corporation have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (“SEC”), and should be read in conjunction with the audited financial statements and notes thereto. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.

2.	Nature of operations and going concern

Outback Energy Corporation (the “Company”) was incorporated in the State of Nevada, United States of America, on July 7, 2005 under the name Claron Ventures, Inc. On December 15, 2006, the Company incorporated a Colorado subsidiary with the name Outback Energy Corporation and merged with it on January 16, 2007 for the purpose of effecting a name change. The Company is listed on the Over-the-Counter Bulletin Board under the symbol OUBE. The Company had limited operations acquiring and exploring mineral interest in British Columbia.

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next fiscal year. Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. At October 31, 2007, the Company had not yet achieved profitable operations, has accumulated losses of $386,802 since its inception, has a working capital deficiency of $302,261 and expects to incur further losses in the development of its business, all of which raises substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.

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

a.

On November 21, 2006, the Company received $6,000 pursuant to a promissory note. The note is unsecured, bears interest at 12% per annum calculated monthly and is due on demand. Any payments of principal or interest in arrears bear interest at 12% per annum calculated annually. Default in payment shall, at the option of the holder, render the entire balance payable. At October 31, 2007, interest of $ 681 is accrued on the balance sheet;

b.

On December 4, 2006, the Company received $5,000 pursuant to a promissory note. The note is unsecured, bears interest at 12% per annum calculated monthly and is due on demand. Any payments of principal or interest in arrears bear interest at 12% per annum calculated annually. Default in payment shall, at the option of the holder, render the entire balance payable. At October 31, 2007, interest of $ 544 is accrued on the balance sheet;

c.

On January 15, 2007, the Company received $100,000 pursuant to a promissory note. The note is unsecured, bears interest at 12% per annum calculated monthly and is due on demand. Any payments of principal or interest in arrears bear interest at 12% per annum calculated annually. Default in payment shall, at the option of the holder, render the entire balance payable. At October 31, 2007, interest of $9,534 is accrued on the balance sheet;

d.

On June 5, 2007, the Company received $30,000 pursuant to a promissory note. The note is unsecured, bears interest at 12% per annum calculated annually and is due on demand. Any payments of principal or interest in arrears bear interest at

12% per annum calculated annually. Default in payment shall, at the option of the holder, render the entire balance payable. At October 31, 2007, interest of $1,460 is accrued on the balance sheet;

e.

On September 18, 2007, the Company received $50,000 pursuant to a promissory note. The note is unsecured, bears interest at 12% per annum calculated annually and is due on demand. Any payments of principal or interest in arrears bear interest at 30% per annum calculated annually. Default in payment shall, at the option of the holder, render the entire balance payable. At October 31, 2007, interest of $707 is accrued on the balance sheet.

4.	Capital stock

On November 10, 2006, the Company forward split its issued common shares on the basis of twenty-six new shares for one old share. The number of shares referred to in these financial statements has been restated to give retroactive effect on the forward stock split.

On November 10, 2006, the Company increased its authorized capital stock to 750,000,000 shares of common stock and 10,000,000 preferred shares.

5.	Related party transactions

a.

The Company entered into a verbal month to month management agreement with its President and director for $1,000 per month, commencing October 2006. During the three month period ended October 31, 2007, $3,000 was paid pursuant to this agreement;

b.

In June 2007, the Company entered into a contract for management services with a company controlled by a director and officer of the Company requiring the payment of $4,000 per month plus applicable taxes for a period of one year expiring on June 30, 2008. This commitment can be terminated by either party with 30 days’ notice. During the three month period ended October 31, 2007, $4,240 was paid and $8,480 was accrued pursuant to this agreement.

6.	Commitments

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

In May 2007, the Mr. Silverman and Schultz resigned as directors of the Company. As at October 31, 2007, the Agreement has expired because the date for closing, January 10, 2007, has passed and the aforementioned conditions were not met.

d.

In June 2007, the Company entered into a contract for management services with a company controlled by a director and officer of the Company requiring the payment of $4,000 per month plus applicable taxes for a period of one year, expiring on June 30, 2008. This commitment can be terminated by either party with 30 days’ notice.

7.	Subsequent events

On November 6, 2007, the Company received $50,000 pursuant to a promissory note. The note is unsecured, bears interest at 12% per annum calculated annually and is due on demand. Any payments of principal or interest in arrears bear interest at 30% per annum calculated annually. Default in payment shall, at the option of the holder, render the entire balance payable.

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

We incurred a net loss in all prior financial periods and we have not yet completed a financial year in our contemplated new business. We have a history of operating losses, expect to continue to incur losses, and may never be profitable, and we must be considered to be in the exploration stage. Further, we have been dependent on sales of our equity securities and debt financing to meet our cash requirements. We have incurred losses from operations totaling $81,711 for the quarter ended October 31, 2007. As of October 31, 2007, we have an accumulated deficit of $386,802 and a working capital deficit of $302,261. We do not expect positive cash flow from operations in the near term. There is no assurance that actual cash requirements will not exceed our estimates.

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

In May 2007, the Mr. Silverman and Schultz resigned as directors of the Company. As at October 31, 2007, the Agreement has expired because the date for closing, January 10, 2007, has passed and the aforementioned conditions were not met.

On December 15, 2006, the Company incorporated a Colorado subsidiary with the name Outback Energy Corporation and merged with it on January 16, 2007 for the purpose of effecting a name change.

The Company intends to seek new business opportunities since its proposed acquisition of NT did not close. As of the date of this Report, the Company has no business operations and a working capital deficiency of $302,261. We have $11,745 in cash. The acquisition of an oil and gas asset assumes that we will raise additional funds through equity or convertible debt. There can be no assurance that the Company will be successful in raising these additional funds and, if the Company is unsuccessful in raising these additional funds, its plans for expanding operations and business activities may have to be curtailed. Any attempt to raise these funds, through debt or equity financing, would likely result in dilution to existing shareholders and / or the granting of security on the assets of the Company, if any

The Company’s future operations are dependent upon the identification and successful completion of additional long-term or permanent equity financing, the support of creditors and shareholders, and, ultimately, the achievement of profitable operations. There can be no assurances that the Company will be successful. We will continue to evaluate possible business projects and our projected expenditures thereon relative to our available cash and to seek additional means of financing in order to satisfy our working capital and other cash requirements.

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

Company Description and Overview

In 2005, the Company acquired 100% of the mineral rights of twelve cells claims situated in southwestern British Columbia, spanning over approximately 550 acres and refereed to as the Lucky Todd Claims. The claims do not contain any known reserves or mineral. During the fiscal year ended July 31, 2006, the Company completed preliminary studies on the claims, and extended the rights to 4 of the claims to March 22, 2007, and of the remaining eights cells to July 8, 2007. The Company did not further explore these claims, and did not further extend the rights of the claims. At October 31, 2007, the Company no longer has the rights to the Lucky Todd Claims.

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

In May 2007, the Mr. Silverman and Schultz resigned as directors of the Company. As at October 31, 2007, the Agreement has expired because the date for closing, January 10, 2007, has passed and the aforementioned conditions were not met.

For the fiscal quarter ended October 31, 2007, we had no revenues and we incurred losses of $81,711, as detailed in the table below.

Expenses - Quarter ended October 31, 2007

Interest expense	$4,972
Investor relations and marketing	45,000
Management fees	15,720
Office and administrative	2,924
Professional fees	13,095

$81,711

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

Liquidity and capital resources

As of October 31, 2007, we had $11,745 in cash and working capital deficiency of $302,261. During the quarter ended October 31, 2007, we funded our operations from the issuance of promissory notes. We believe our planned financing activities will provide sufficient working capital to fund our operations for at least the next 12 months. Changes in our acquisition plans or other events may cause us to seek additional equity or debt financing in the future.

For the quarter ended October 31, 2007, we used $40,770 of cash in operations. Net cash used by operating activities reflected $4,972 in accrued interest and an increase in accounts payable of $35,969.

Financing activities, consisting of issuances of promissory notes, provided $50,000.

Our current cash requirements are limited since we do not have a business. During the second and third quarters of our fiscal year 2008, we expect to need significant cash as we will focus our efforts in completing an acquisition of an oil and gas asset.

Recent Financings

Promissory notes payable

On November 21, 2006, the Company received $6,000 pursuant to a promissory note. The note is unsecured, bears interest at 12% per annum calculated monthly and is due on demand. Any payments of principal or interest in arrears bear interest at 12% per annum calculated annually. Default in payment shall, at the option of the holder, render the entire balance payable. At October 31, 2007, interest of $ 681 is included in notes payable on the balance sheet.

On December 4, 2006, the Company received $5,000 pursuant to a promissory note. The note is unsecured, bears interest at 12% per annum calculated monthly and is due on demand. Any payments of principal or interest in arrears bear interest at 12% per annum calculated annually. Default in payment shall, at the option of the holder, render the entire balance payable. At October 31, 2007, interest of $ 544 is included in notes payable on the balance sheet.

On January 15, 2007, the Company received $100,000 pursuant to a promissory note. The note is unsecured, bears interest at 12% per annum calculated monthly and is due on demand. Any payments of principal or interest in arrears bear interest at 12% per annum calculated annually. Default in payment shall, at the option of the holder, render the entire balance payable. At October 31, 2007, interest of $9,534 is included in notes payable on the balance sheet.

On June 5, 2007, the Company received $30,000 pursuant to a promissory note. The note is unsecured, bears interest at 12% per annum calculated annually and is due on demand. Any payments of principal or interest in arrears bear interest at 12% per annum calculated annually. Default in payment shall, at the option of the holder, render the entire balance payable. At October 31, 2007, interest of $1,460 is included in notes payable on the balance sheet.

On September 18, 2007, the Company received $50,000 pursuant to a promissory note. The note is unsecured, bears interest at 12% per annum calculated annually and is due on demand. Any payments of principal or interest in arrears bear interest at 30% per annum calculated annually. Default in payment shall, at the option of the holder, render the entire balance payable. At October 31, 2007, interest of $707 is included in notes payable on the balance sheet.

On November 6, 2007, the Company received $50,000 pursuant to a promissory note. The note is unsecured, bears interest at 12% per annum calculated annually and is due on demand. Any payments of principal or interest in arrears bear interest at 30% per annum calculated annually. Default in payment shall, at the option of the holder, render the entire balance payable.

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

Item 6.           Exhibits and reports on Form 8-K.

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

Outback Energy Corporation

Date: December 17, 2007
	By:	/s/ Trevor Sali
Trevor Sali
President/CEO
Date: December 17, 2007
	By:	/s/ Dennis Mee
Dennis Mee
Chief Financial Officer