Form 10QSB
period 2008-01-31
Outback Energy CORP
filed 2008-03-17
CIK 1342108

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[ x ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2008

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

OF 1934

For the transition period from __________to ______________

Commission file number: 333-129664

OUTBACK ENERGY CORPORATION
(Exact name of small business issuer as specified in its charter)

Nevada	98-0470356
(State or other jurisdiction of	(IRS Employer Identification No.)
incorporation or organization)

225 Marine Drive, Suite 210, Blaine, Washington, 98230
(Address of principal executive offices)

(306)-332-0905
(Registrant's telephone number)

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

Number of shares outstanding of registrant's class of common stock as of March 17, 2008: 450,269,014

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

FORWARD-LOOKING STATEMENTS

This Report on Form 10-QSB contains forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, in particular in our Plan of Operation, that relate to our current expectations and views of future events. In some cases, these forward-looking statements can be identified by words or phrases such as “may,” “will,” “expect,” “anticipate,” “aim,” “estimate,” “intend,” “plan or planned,” “believe,” “potential,” “continue,” “is/are likely to,” “hope” or other similar expressions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy and financial needs. Our actual results, performance or achievements may be materially different from any future results, performances or achievements expressed or implied by the forward-looking statements.

YOU SHOULD NOT PLACE UNDUE RELIANCE ON THESE FORWARD-LOOKING STATEMENTS

The forward-looking statements made in this Report on Form 10-QSB relate only to events or information as of the date on which the statements are made in this Report on Form 10-QSB. Except as required by law, we undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise, after the date on which the statements are made or to reflect the occurrence of unanticipated events. You should read this Report and the documents that we reference in this report, including documents referenced by incorporation, completely and with the understanding that our actual future results may be materially different from what we expect or hope.

AVAILABLE INFORMATION

Outback Energy Corporation files annual, quarterly and current reports, proxy statements and other information with the Securities and Exchange Commission (the “SEC”). You may read and copy documents referred to in this Quarterly Report on Form 10-QSB that have been filed with the SEC at the SEC's Public Reference Room, 100 F Street, N.E., Washington, D.C. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. You can also obtain copies of our SEC filings by going to the SEC website at http://www.sec.gov.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Outback Energy Corporation
(An Exploration Stage Company)

Financial Statements
January 31, 2008

Outback Energy Corporation
(An Exploration Stage Company)
Balance Sheet

January 31, 2008
(Unaudited)
ASSETS

Current assets
Cash	$11,272
Total current assets	11,272

Total assets	$11,272

LIABILITIES and SHAREHOLDERS' DEFICIT

Current liabilities
Accounts payable and accrued liabilities	$107,534
Accrued interest	20,486
Notes payable	266,000
Total curent liabilities	394,020

Total liabilities	394,020

COMMITMENTS

STOCKHOLDERS' DEFICIT

Capital stock
Preferred - 10,000,000 shares authorized at $0.001 par value, none issued
Common - 750,000,00 shares authorized at $0.001 par value,
450,269,014 shares issued and outstanding	450,269
Additional paid in capital	(365,728)
Deficit accumulated during exploration stage	(467,289)

Total stockholders' deficit	(382,748)

Total liabilities and stockholders' deficit	$11,272

The accompanying notes are an integral part of these unaudited financial statements.

Outback Energy Corporation
(An Exploration Stage Company)
Statements of Operations
For the three and six months ended January 31, 2008 and 2007
And for the period from July 7, 2005 [Inception] to January 31, 2008
(Unaudited)

	Three months ended		Six months ended		Period from July 7,
	January 31,		January 31,		2005 [Inception] to
	2008	2007	2008	2007	January 31, 2008
Operating expenses
Exploration expenses	$-	$-	$-	$-	$18,218
General and administrative	72,927	70,658	149,666	81,211	428,585
Loss from operations	72,927	70,658	149,666	81,211	446,803

Interest expense	7,560	796	12,532	796	20,486

Net loss	$(80,487)	$(71,454)	$(162,198)	$(82,007)	$(467,289)

Net loss per share - basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average shares outstanding	450,269,014	450,269,014	450,269,014	450,269,014

The accompanying notes are an integral part of these unaudited financial statements.

Outback Energy Corporation
(An Exploration Stage Company)
Statements of Shareholders' Equity (Deficit)
For the period from July 7, 2005 [Inception] to January 31, 2008
(Unaudited)

				Accumulated
	Common Stock			Deficit during	Total
			Additional Paid-	Exploration	Stockholders'
	Number	Amount	In Capital	Stage	Equity (Deficit)

Balance, at inception	-	$-	$-	$-	$-
Stock issued for cash *	390,000,000	390,000	(375,000)	-	15,000
Net loss from inception (July 7, 2005) to July 31, 2005				(14,193)	(14,193)
Balance, July 31, 2005	390,000,000	390,000	(375,000)	(14,193)	807
Stock issued for cash *	60,269,014	60,269	9,272	-	69,541
Net loss for year	-	-	-	(63,298)	(63,298)
Balance, July 31, 2006	450,269,014	450,269	(365,728)	(77,491)	7,050
Net loss for year	-	-	-	(227,600)	(227,600)
Balance, July 31, 2007	450,269,014	$450,269	$(365,728)	$(305,091)	$(220,550)
Net loss for the period	-	-	-	(162,198)	(162,198)
Balance, January 31, 2008	450,269,014	$450,269	$(365,728)	$(467,289)	$(382,748)

*The common stock issued has been retroactively restated to reflect a forward stock split of 26 new shares for 1 old share, effective November 10, 2006.

The accompanying notes are an integral part of these unaudited financial statements.

Outback Energy Corporation
(An Exploration Stage Company)
Statements of Cash Flows
For the six months ended January 31, 2008 and 2007
And for the period from July 7, 2005 [Inception] to January 31, 2008
(Unaudited)

			Period from July 7,
	Six months ended January 31,		2005 [Inception] to
	2008	2007	January 31, 2008

Cash flows from operating activities
Net loss	$(162,198)	$(82,007)	$(467,289)
Adjustments to reconcile net loss to
net cash used in operating activities:
Changes in:
Accrued interest	12,532	796	20,486
Accounts payable and accrued expenses	33,423	(791)	107,534
Cash used in operating activities	(116,243)	(82,002)	(339,269)

Cash flows from financing activities
Proceeds from notes payable	125,000	111,000	266,000
Proceeds from issue of common stock	-	-	84,541
Cash flows provided by financing activities	125,000	111,000	350,541

Net increase in cash	8,757	28,998	11,272

Cash, beginning of period	2,515	8,480	-

Cash, end of period	$11,272	$37,478	$11,272

SUPPLEMENTAL CASH DISCLOSURES
Cash paid for:
Income taxes	$-	$-	$-
Interest	$-	$-	$-

The accompanying notes are an integral part of these unaudited financial statements.

Outback Energy Corporation
(An Exploration Stage Company)

Notes to Financial Statements, January 31, 2008

1. Basis of presentation

The accompanying unaudited interim financial statements of Outback Energy Corporation have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (“SEC”), and should be read in conjunction with the audited financial statements and notes thereto as reported in our most recent annual report on Form 10-KSB, as filed with the SEC on October 25, 2007. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.

2. Nature of operations and going concern

Outback Energy Corporation (the “Company”) was incorporated in the State of Nevada, United States of America, on July 7, 2005 under the name Claron Ventures, Inc. On December 15, 2006, the Company incorporated a Colorado subsidiary with the name Outback Energy Corporation and merged with it on January 16, 2007 for the purpose of effecting a name change. The Company’s common shares are quoted for trading on the Over-the-Counter Bulletin Board under the symbol OUBE. The Company had limited operations acquiring and exploring mineral interest in British Columbia.

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next fiscal year. Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. At January 31, 2008, the Company had not yet achieved profitable operations, had accumulated losses of $467,289 since its inception, had a working capital deficiency of $382,748 and expected, and continues to expect, to incur further losses in the development of its business, all of which raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.

The Company expects to continue to incur substantial losses as it executes its business plan and does not expect to attain profitability in the near future. Since its inception, the Company has funded operations through short-term borrowings and equity investments in order to meet its strategic objectives. The Company's future operations are dependent upon external funding and its ability to execute its business plan, realize sales and control expenses. Management believes that sufficient funding will be available from additional borrowings and private placements to meet its business objectives including anticipated cash needs for working capital for a reasonable period of time. However, there can be no assurance that the Company will be able to obtain sufficient funds to continue the development of its business operation.

3. Notes payable

a.

On November 21, 2006, the Company received $6,000 pursuant to a promissory note. The note is unsecured, bears interest at 12% per annum calculated monthly and is due on demand. Any payments of principal or interest in arrears bear interest at 12% per annum calculated annually. Default in payment shall, at the option of the holder, render the entire balance payable. At January 31, 2008, interest of $862 is accrued on the balance sheet;

b.

On December 4, 2006, the Company received $5,000 pursuant to a promissory note. The note is unsecured, bears interest at 12% per annum calculated monthly and is due on demand. Any payments of principal or interest in arrears bear interest at 12% per annum calculated annually. Default in payment shall, at the option of the holder, render the entire balance payable. At January 31, 2008, interest of $695 is accrued on the balance sheet;

c.

On January 15, 2007, the Company received $100,000 pursuant to a promissory note. The note is unsecured, bears interest at 12% per annum calculated monthly and is due on demand. Any payments of principal or interest in arrears bear interest at 12% per annum calculated annually. Default in payment shall, at the option of the holder, render the entire balance payable. At January 31, 2008, interest of $12,559 is accrued on the balance sheet;

d.

On June 5, 2007, the Company received $30,000 pursuant to a promissory note. The note is unsecured, bears interest at 12% per annum calculated annually and is due on demand. Any payments of principal or interest in arrears bear interest at

12% per annum calculated annually. Default in payment shall, at the option of the holder, render the entire balance payable. At January 31, 2008, interest of $2,367 is accrued on the balance sheet;

e.

On September 18, 2007, the Company received $50,000 pursuant to a promissory note. The note is unsecured, bears interest at 12% per annum calculated annually and is due on demand. Any payments of principal or interest in arrears bear interest at 30% per annum calculated annually. Default in payment shall, at the option of the holder, render the entire balance payable. At January 31, 2008, interest of $2,219 is accrued on the balance sheet;

f.

On November 6, 2007, the Company received $50,000 pursuant to a promissory note. The note is unsecured, bears interest at 12% per annum calculated annually and is due on demand. Any payments of principal or interest in arrears bear interest at 30% per annum calculated annually. Default in payment shall, at the option of the holder, render the entire balance payable. At January 31, 2008, interest of $1,414 is accrued on the balance sheet;

g.

On December 17, 2007, the Company received $25,000 pursuant to a promissory note. The note is unsecured, bears interest at 12% per annum calculated annually and is due on demand. Any payments of principal or interest in arrears bear interest at 30% per annum calculated annually. Default in payment shall, at the option of the holder, render the entire balance payable. At January 31, 2008, interest of $370 is accrued on the balance sheet.

4. Capital stock

On November 10, 2006, the Company forward split its issued common shares on the basis of twenty-six new shares for one old share. The number of shares referred to in these financial statements has been restated to give retroactive effect on the forward stock split.

On November 10, 2006, the Company increased its authorized capital stock to 750,000,000 shares of common stock and 10,000,000 preferred shares.

5. Related party transactions

a.	During the six month period ended January 31, 2008, the Company paid $6,000 to its former President and current director pursuant to a verbal month to month management agreement;

b.

During the six month period ended January 31, 2008, the Company paid $21,200 to a former director pursuant to a contract for management services with a company controlled by this former director and officer of the Company. This commitment was terminated in December 2007;

c.

In December 2007, the Company entered into a contract for management services with a company controlled by the President and a director of the Company requiring the payment of $2,500 per month plus applicable expenses for a period of two years expiring on November 30, 2009. This commitment can be terminated by either party with 30 days’ notice. During the six month period ended January 31, 2008, $5,000 was paid pursuant to this agreement.

6. Commitments

a.

In December 2006, the Company entered into a one year contract for marketing and communications consulting services. In consideration, the Company paid a monthly retainer of $5,000 per month to cover fees as invoiced. This commitment was terminated effective January 31, 2008;

b.

In December 2006, the Company entered into a contract for investor relations services requiring the payment of $10,000 per month expiring on November 30, 2008. This commitment can be terminated by either party with 30 days’ written notice;

c.

In December 2007, the Company entered into a contract for management services with a company controlled by the President and a director of the Company requiring the payment of $2,500 per month for a period of two years, expiring on November 30, 2009. This commitment can be terminated by either party with 30 days’ notice.

Item 2. Management’s Discussion and Analysis or Plan of Operation

We have not generated any revenues from products, services or operations since the inception of our company. The foregoing analysis should be read jointly with the financial statements, related notes, the cautionary statement regarding forward-looking statements, which appear elsewhere in this filing, and our other filings with the Securities and Exchange Commission, including certain risks and uncertainties described therein.

General

Outback Energy Corporation (the “Company”) was incorporated in the State of Nevada, United States of America, on July 7, 2005 under the name Claron Ventures, Inc., and was engaged in the exploration of mineral interest located in British Columbia. The Company no longer intends to pursue this business.

In furtherance of its business goal of acquiring an oil and gas property, on December 6, 2006, the Company entered into an Agreement with PetroHunter Energy Corporation (“PetroHunter”) and its subsidiary, PetroHunter Energy NT Ltd. (“NT”), for the Company’s proposed acquisition of NT in exchange solely for the issuance of 5,000,000 preferred shares (the “Super Voting Preferred Stock”) of the Company, each preferred share to have the equivalent of 100 common share voting rights and 200,000,000 shares of common stock (in exchange for all of the issued and outstanding shares of NT). It was proposed that the Company would have effected a recapitalization such that the number of common shares held by its existing shareholders would not have exceeded 60,000,000.

Pursuant to the terms of this Agreement, the Company appointed Matthew R. Silverman and Stephen Schultz as directors concurrently with entering into the Agreement. Completion of the transaction was subject to several conditions, including the completion of satisfactory due diligence by the parties and NT having raised at least $15,000,000 in a private placement by January 10, 2007 in order to complete its acquisition of the Exploration Permits. Under the terms of the Agreement, investors in the $15,000,000 private placement would have exchanged their interests in NT for common shares of the Company.

In May 2007, Mr. Silverman and Mr. Schultz resigned as directors of the Company. As of January 31, 2008, the Agreement expired because the date for closing, January 10, 2007, has passed and the aforementioned conditions were not met.

On December 15, 2006, the Company incorporated a Colorado subsidiary with the name Outback Energy Corporation and merged with it on January 16, 2007 for the purpose of effecting a name change.

The Company intends to seek new business opportunities since its proposed acquisition of NT did not close. As of the January 31, 2008, date of this Report, the Company has no business operations and a working capital deficiency of $382,748. We have $11,272 in cash. The acquisition of an oil and gas asset assumes that we will raise additional funds through equity or convertible debt. There can be no assurance that the Company will be successful in raising these additional funds and, if the Company is unsuccessful in raising these additional funds, its plans for expanding operations and business activities may have to be curtailed. Any attempt to raise these funds, through debt or equity financing, would likely result in dilution to existing shareholders and / or the granting of security on the assets of the Company, if any

The Company’s future operations are dependent upon the identification and successful completion of additional long-term or permanent equity financing, the support of creditors and shareholders, and, ultimately, the achievement of profitable operations. There can be no assurances that the Company will be successful. We will continue to evaluate possible business projects and our projected expenditures thereon relative to our available cash and to seek additional means of financing in order to satisfy our working capital and other cash requirements.

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

Company Description and Overview

In 2005, the Company acquired 100% of the mineral rights of twelve cells claims situated in southwestern British Columbia, spanning over approximately 550 acres and refereed to as the Lucky Todd Claims. The claims do not contain any known reserves or mineral. During the fiscal year ended July 31, 2006, the Company completed preliminary studies on the claims, and extended the rights to 4 of the claims to March 22, 2007, and of the remaining eights cells to July 8, 2007. The Company did not further explore these claims, and did not further extend the rights of the claims. At January 31, 2008, the Company no longer has the rights to the Lucky Todd Claims.

The Company intends to engage in the oil and gas industry. To facilitate this change in business, in December 2006, the Company entered into an Agreement with PetroHunter Energy Corporation (“PetroHunter”) and its subsidiary, PetroHunter Energy NT Ltd. (“NT”), for the Company’s proposed acquisition of NT in exchange solely for the issuance of 5,000,000 preferred shares (the “Super Voting Preferred Stock”) of the Company, each preferred share to have the equivalent of 100 common share voting rights, and 200,000,000 shares of common stock (in exchange for all of the issued and outstanding shares of NT). It was proposed that the Company would have effected a recapitalization such that the number of common shares held by its existing shareholders would not have exceeded 60,000,000.

Pursuant to the terms of the Agreement, the Company appointed Matthew R. Silverman and Stephen Schultz as directors concurrently with entering into the Agreement. Completion of the transaction was subject to several conditions, including the completion of satisfactory due diligence by the parties and NT having raised at least $15,000,000 in a private placement by January 10, 2007 in order to complete its acquisition of the Exploration Permits. Under the terms of the Agreement, investors in the $15,000,000 private placement would have exchanged their interests in NT for common shares of the Company.

In May 2007, Mr. Silverman and Mr. Schultz resigned as directors of the Company. As of January 31, 2008, the Agreement expired because the date for closing, January 10, 2007, has passed and the aforementioned conditions were not met.

For the six month period ended January 31, 2008, we had no revenues and we incurred losses of $162,198, as detailed in the table below.

Expenses - Six month period ended January 31, 2008

Interest expense	$12,532
Investor relations and marketing	90,000
Management fees	32,200
Office and administrative	8,653
Professional fees	18,813

$162,198

Plan of Operation

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

We continue to operate with very limited administrative support, and our current officers and directors continue to be responsible for many duties to preserve our working capital. We do not expect any significant changes in the number of our employees.

As of January 31, 2008, we had $11,272 in cash and working capital deficiency of $382,748. During the six month period ended January 31, 2008, we funded our operations from the issuance of promissory notes. We believe our planned financing activities will provide sufficient working capital to fund our operations for at least the next 12 months. Changes in our acquisition plans or other events may cause us to seek additional equity or debt financing in the future.

We incurred $149,666 in general and administrative expenses during the six month period ended January 31, 2008, as compared to $81,211 during the six month period ended January 31, 2007. We incurred $72,927 in general and administrative expenses during the three month period ended January 31, 2008, as compared to $70,658 during the three month period ended January 31, 2007. General and administrative expenses have increased in 2008 as compared to 2007 due to the additional activities related to the proposed change in business.

Interest expenses were $12,532 during the six month period ended January 31, 2008 as compared to $796 during the same period in 2007. Interest expenses were $7,560 during the three month period ended January 31, 2008 as compared to $796 during the three month period ended January 31, 2007. The increase in interest expenses is due to the additional notes payable.

For the six month period ended January 31, 2008, we used $116,243 (2007 - $82,202) of cash in operations. Net cash used by operating activities during the six month period ended January 31, 2008 reflected $12,532 in accrued interest and an increase in accounts payable of $33,423, as compared to $796 in accrued interest and a decrease in accounts payable of $791 during the six month period ended January 31, 2007.

Financing activities, consisting of issuances of promissory notes, provided $125,000 of cash during the six month period ended January 31, 2008, as compared to $111,000 during the six month period ended January 31, 2007.

Our current cash requirements are limited since we do not have a business. During the second and third quarters of our fiscal year 2008, we expect to need significant cash as we will focus our efforts in completing an acquisition of an oil and gas asset.

Recent Financings

Promissory notes payable

On November 21, 2006, the Company received $6,000 pursuant to a promissory note. The note is unsecured, bears interest at 12% per annum calculated monthly and is due on demand. Any payments of principal or interest in arrears bear interest at 12% per annum calculated annually. Default in payment shall, at the option of the holder, render the entire balance payable. At January 31, 2008, interest of $862 is accrued on the balance sheet;

On December 4, 2006, the Company received $5,000 pursuant to a promissory note. The note is unsecured, bears interest at 12% per annum calculated monthly and is due on demand. Any payments of principal or interest in arrears bear interest at 12% per annum calculated annually. Default in payment shall, at the option of the holder, render the entire balance payable. At January 31, 2008, interest of $695 is accrued on the balance sheet;

On January 15, 2007, the Company received $100,000 pursuant to a promissory note. The note is unsecured, bears interest at 12% per annum calculated monthly and is due on demand. Any payments of principal or interest in arrears bear interest at 12% per annum calculated annually. Default in payment shall, at the option of the holder, render the entire balance payable. At January 31, 2008, interest of $12,559 is accrued on the balance sheet;

On June 5, 2007, the Company received $30,000 pursuant to a promissory note. The note is unsecured, bears interest at 12% per annum calculated annually and is due on demand. Any payments of principal or interest in arrears bear interest at 12% per annum calculated annually. Default in payment shall, at the option of the holder, render the entire balance payable. At January 31, 2008, interest of $2,367 is accrued on the balance sheet;

On September 18, 2007, the Company received $50,000 pursuant to a promissory note. The note is unsecured, bears interest at 12% per annum calculated annually and is due on demand. Any payments of principal or interest in arrears bear interest at 30% per annum calculated annually. Default in payment shall, at the option of the holder, render the entire balance payable. At January 31, 2008, interest of $2,219 is accrued on the balance sheet;

On November 6, 2007, the Company received $50,000 pursuant to a promissory note. The note is unsecured, bears interest at 12% per annum calculated annually and is due on demand. Any payments of principal or interest in arrears bear interest at 30% per annum calculated annually. Default in payment shall, at the option of the holder, render the entire balance payable. At January 31, 2008, interest of $1,414 is accrued on the balance sheet;

On December 17, 2007, the Company received $25,000 pursuant to a promissory note. The note is unsecured, bears interest at 12% per annum calculated annually and is due on demand. Any payments of principal or interest in arrears bear interest at 30% per annum calculated annually. Default in payment shall, at the option of the holder, render the entire balance payable. At January 31, 2008, interest of $370 is accrued on the balance sheet.

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

Our management routinely makes judgments and estimates about the effects of matters that are inherently uncertain. As the number of variables and assumptions affecting the probable future resolution of the uncertainties increase, these judgments become even more subjective and complex. Our significant accounting policies are discussed in Note 2 to our consolidated financial statements for the fiscal year ended July 31, 2007 included in this Report. We have identified the following accounting policies, described below, as the most important to an understanding of our current financial condition and results of operations.

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

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Item 3A(T). Controls and Procedures

Our management with the participation and under the supervision of our Chief Executive Officer and Chief Financial Officer reviewed and evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) of the Exchange Act) as of the end of the period covered by this report. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of such period, our disclosure controls and procedures are effective and sufficient to ensure that we record, process, summarize, and report information required to be disclosed in the reports we filed under the Exchange Act within the time periods specified in the Securities and Exchange Commission's rules and regulations.

There were no changes in our internal controls over financial reporting that occurred during the three months ended January 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting. We believe that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within any company have been detected.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

Not applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5. Other Information

Departure of Directors or Principal Officers.

Trevor Sali has resigned as President of the Company, effective December 19, 2007. Mr. Sali remains as a Director.

Dennis Mee has resigned as Secretary, Treasurer, Chief Financial Officer and Director of the Company, effective December 19, 2007.

Appointment of Certain Officers.

On December 19, 2007, the Board of Directors of the Company appointed G. Leigh Lyons as the Company’s new President, Chief Executive Officer and Chief Financial Officer. Mr. Lyons, [49], has over 24 years experience in the domestic and international oil and gas sector, specializing in general management, corporate governance, strategic planning, acquisitions and project management. In 2005 he founded Sound Energy Advisors LLC, a consulting company dedicated to providing corporate management and governance services to start-up and emerging energy companies. Mr. Lyons has been the acting President and Director of Radial Energy, Inc. (RENG.PK) since April 2006, as well as the acting President and Director of American Petrohunter, Inc. (AAPH.OB) since December 2007. From December 2007 to February 2008, he served as the interim President and Director of Ameriwest Energy Corp. Mr. Lyons served as President and Director of Digital Ecosystems Inc. from September 2005 to March 2006. He was the acting President and Director of Benem Ventures Inc. from September 2005 to December 2007. From September 2000 until July 2005, he served as Chief Operating Officer and Project Manager for Gas Trans Boliviano, S.A. in Santa Cruz, Bolivia. Prior to 2000 Mr. Lyons held many management and governance positions, primarily with companies involved in the international oil and gas sector, in particular Latin America.

Mr. Lyons earned a bachelors degree in Earth Science from the University of California, Santa Cruz in 1984. Mr. Lyons is an alumnus of Harvard Business School having completed the Advanced Management Program in 2004.

There is no family relationship between any of our executive officers and directors

We entered into a Management and Governance Consultant Agreement with Sound Energy Advisors LLC on December 21, 2007. Pursuant to the agreement, Sound Energy Advisors provides services to us relating to corporate management and governance and consults with our officers and employees concerning matters relating to corporate management, governance, including day-to-day operations, accounting, regulatory compliance, marketing and investor relation services. We agreed to pay Sound Energy Advisors $2,500 per month for services rendered pursuant to the agreement. The agreement will expire pursuant to its own terms on November

30, 2009, and either party may terminate the agreement at any time by providing 30 days written notice to the other party. Mr. Lyons is the founder and president of Sound Energy Advisors.

Item 6. Exhibits

(a) Pursuant to Rule 601 of Regulation S-B, the following exhibits are included herein or incorporated by reference.

3.4	Amendment to Articles filed with the Secretary of State of Nevada, incorporated by reference from Exhibit 2.1 to the Form 8-K filed January 29, 2007.

10.1	Management and Governance Consultant Agreement by and between Outback Energy Corporation and Sound Energy Advisors LLC, dated December 21, 2007 (filed herewith).

31.1	Section 302 Certification – Chief Executive Officer and Chief Financial Officer.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Chief Executive Officer and Chief Financial Officer.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Outback Energy Corporation
Date: March 17, 2008
	By:	/s/ G. Leigh Lyons
G. Leigh Lyons
President/CEO, Chief Financial Officer
(Principal Financial Officer)