Form 10QSB
period 2008-04-30
Outback Energy CORP
filed 2008-06-12
CIK 1342108

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[ x ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2008

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

Number of shares outstanding of registrant's class of common stock as of June 13, 2008: 451,269,014

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Outback Energy Corporation
(An Exploration Stage Company)

Financial Statements
April 30, 2008

Outback Energy Corporation
(An Exploration Stage Company)
Balance Sheet

April 30, 2008
(Unaudited)
ASSETS
Current assets
Cash	$1,176
Total current assets	1,176
Total assets	$1,176

LIABILITIES and SHAREHOLDERS' DEFICIT
Current liabilities
Accounts payable and accrued liabilities	$157,766
Accrued interest	28,357
Notes payable	266,000
Total curent liabilities	452,123
Total liabilities	452,123
COMMITMENTS

STOCKHOLDERS' DEFICIT
Capital stock
Preferred - 10,000,000 shares authorized at $0.001 par value, none issued	-
Common - 750,000,00 shares authorized at $0.001 par value,
450,269,014 shares issued and outstanding	450,269
Additional paid in capital	(365,728)
Deficit accumulated during exploration stage	(535,488)

Total stockholders' deficit	(450,947)
Total liabilities and stockholders' deficit	$1,176

The accompanying notes are an integral part of these unaudited financial statements.

Outback Energy Corporation
(An Exploration Stage Company)
Statements of Operations
For the three and nine months ended April 30, 2008 and 2007
And for the period from July 7, 2005 [Inception] to April 30, 2008
(Unaudited)

	Three months ended April 30,		Nine months ended April 30,		Period from July 7, 2005 [Inception] to
	2008	2007	2008	2007	April 30, 2008

Operating expenses
Exploration expenses	$-	$-	$-	$-	$18,218
General and administrative	60,328	65,080	209,994	146,291	488,913
Loss from operations	60,328	65,080	209,994	146,291	507,131

Interest expense	7,871	3,248	20,403	4,044	28,357

Net loss	$(68,199)	$(68,328)	$(230,397)	$(150,335)	$(535,488)

Net loss per share - basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average shares outstanding	450,269,014	450,269,014	450,269,014	450,269,014

The accompanying notes are an integral part of these unaudited financial statements.

Outback Energy Corporation
(An Exploration Stage Company)
Statements of Shareholders' Equity (Deficit)
For the period from July 7, 2005 [Inception] to April 30, 2008
(Unaudited)

				Accumulated
	Common Stock			Deficit during	Total
			Additional Paid-	Exploration	Stockholders'
	Number	Amount	In Capital	Stage	Equity (Deficit)

Balance, at inception	-	$-	$-	$-	$-
Stock issued for cash *	390,000,000	390,000	(375,000)	-	15,000
Net loss from inception (July 7, 2005) to July 31, 2005				(14,193)	(14,193)
Balance, July 31, 2005	390,000,000	390,000	(375,000)	(14,193)	807
Stock issued for cash *	60,269,014	60,269	9,272	-	69,541
Net loss for year	-	-	-	(63,298)	(63,298)
Balance, July 31, 2006	450,269,014	450,269	(365,728)	(77,491)	7,050
Net loss for year	-	-	-	(227,600)	(227,600)
Balance, July 31, 2007	450,269,014	$450,269	$(365,728)	$(305,091)	$(220,550)
Net loss for the period	-	-	-	(230,397)	(230,397)
Balance, April 30, 2008	450,269,014	$450,269	$(365,728)	$(535,488)	$(450,947)

*The common stock issued has been retroactively restated to reflect a forward stock split of 26 new shares for 1 old share, effective November 10, 2006.

The accompanying notes are an integral part of these unaudited financial statements.

Outback Energy Corporation
(An Exploration Stage Company)
Statements of Cash Flows
For the nine months ended April 30, 2008 and 2007
And for the period from July 7, 2005 [Inception] to April 30, 2008
(Unaudited)

	Nine months ended		Period from July 7,
	April 30,		2005 [Inception] to
	2008	2007	April 30, 2008

Cash flows from operating activities
Net loss	$(230,397)	$(150,335)	$(535,488)
Adjustments to reconcile net loss to
net cash used in operating activities:
Changes in:
Accrued interest	20,403	4,044	28,357
Accounts payable and accrued liabilities	83,655	27,551	157,766
Cash used in operating activities	(126,339)	(118,740)	(349,365)

Cash flows from financing activities
Proceeds from notes payable	125,000	111,000	266,000
Proceeds from issue of common stock	-	-	84,541
Cash flows provided by financing activities	125,000	111,000	350,541

Net increase (decrease) in cash	(1,339)	(7,740)	1,176

Cash, beginning of period	2,515	8,480	-

Cash, end of period	$1,176	$740	$1,176

SUPPLEMENTAL CASH DISCLOSURES
Cash paid for:
Income taxes	$-	$-	$-
Interest	$-	$-	$-

The accompanying notes are an integral part of these unaudited financial statements.

Outback Energy Corporation
(An Exploration Stage Company)

Notes to Financial Statements, April 30, 2008 (Unaudited)

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

2. Nature of operations and going concern

Outback Energy Corporation (the “Company”) was incorporated in the State of Nevada, United States of America, on July 7, 2005 under the name Claron Ventures, Inc. On December 15, 2006, the Company incorporated a Colorado subsidiary with the name Outback Energy Corporation and merged with it on January 16, 2007 for the purpose of effecting a name change. The common stock of Company is quoted for trading on the Over-the-Counter Bulletin Board under the symbol OUBE. The Company had limited operations acquiring and exploring mineral interest in British Columbia.

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next fiscal year. Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. At April 30, 2008, the Company had not yet achieved profitable operations, has accumulated losses of $535,488 since its inception, has a working capital deficiency of $450,947 and expects to incur further losses in the development of its business, all of which raises substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.

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

3. Notes payable

a.

On November 21, 2006, the Company received $6,000 pursuant to a promissory note. The note is unsecured, bears interest at 12% per annum calculated monthly and is due on demand. Any payments of principal or interest in arrears bear interest at 12% per annum calculated annually. Default in payment shall, at the option of the holder, render the entire balance payable. At April 30, 2008, interest of $1,040 is accrued on the balance sheet;

b.

On December 4, 2006, the Company received $5,000 pursuant to a promissory note. The note is unsecured, bears interest at 12% per annum calculated monthly and is due on demand. Any payments of principal or interest in arrears bear interest at 12% per annum calculated annually. Default in payment shall, at the option of the holder, render the entire balance payable. At April 30, 2008, interest of $843 is accrued on the balance sheet;

c.

On January 15, 2007, the Company received $100,000 pursuant to a promissory note. The note is unsecured, bears interest at 12% per annum calculated monthly and is due on demand. Any payments of principal or interest in arrears bear interest at 12% per annum calculated annually. Default in payment shall, at the option of the holder, render the entire balance payable. At April 30, 2008, interest of $15,517 is accrued on the balance sheet;

d.

On June 5, 2007, the Company received $30,000 pursuant to a promissory note. The note is unsecured, bears interest at 12% per annum calculated annually and is due on demand. Any payments of principal or interest in arrears bear interest at 12% per annum calculated annually. Default in payment shall, at the option of the holder, render the entire balance payable. At April 30, 2008, interest of $3,255 is accrued on the balance sheet;

e.

On September 18, 2007, the Company received $50,000 pursuant to a promissory note. The note is unsecured, bears interest at 12% per annum calculated annually and is due on demand. Any payments of principal or interest in arrears bear interest at 30% per annum calculated annually. Default in payment shall, at the option of the holder, render the entire balance payable. At April 30, 2008, interest of $3,699 is accrued on the balance sheet;

f.

On November 6, 2007, the Company received $50,000 pursuant to a promissory note. The note is unsecured, bears interest at 12% per annum calculated annually and is due on demand. Any payments of principal or interest in arrears bear interest at 30% per annum calculated annually. Default in payment shall, at the option of the holder, render the entire balance payable At April 30, 2008, interest of $2,893 is accrued on the balance sheet;

g.

On December 17, 2007, the Company received $25,000 pursuant to a promissory note. The note is unsecured, bears interest at 12% per annum calculated annually and is due on demand. Any payments of principal or interest in arrears bear interest at 30% per annum calculated annually. Default in payment shall, at the option of the holder, render the entire balance payable. At April 30, 2008, interest of $1,110 is accrued on the balance sheet;

h.

Subsequent to April 30, 2008, on May 29, 2008, the Company received $30,000 pursuant to a promissory note. The note is unsecured, bears interest at 18% per annum calculated annually and is due on demand. Any payments of principal or interest in arrears bear interest at 30% per annum calculated annually. Default in payment shall, at the option of the holder, render the entire balance payable. At any time that the principal and interest shall remain outstanding, the lender has the right to convert such principal and interest to shares of common stock of the Company at a price equal to the price of any future financing offered by the Company over the next twelve month period.

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

Subsequent to April 30, 2008, on May 22, 2008, the Company issued 1,000,000 units at $0.05 pursuant to a private, each unit consisting of one share of common stock and one share purchase warrants, each warrant entitling the holder to purchase one share of common stock at $0.10 for two years.

5. Related party transactions

a.

During the nine month period ended April 30, 2008, the Company paid or accrued $8,000 to its former President and current director pursuant to a verbal month to month management agreement. This commitment was terminated in March 2008;

b.

During the nine month period ended April 30, 2008, the Company paid $21,200 to a former director pursuant to a contract for management services with a company controlled by this former director and officer of the Company. This commitment was terminated in December 2007;

c.

In December 2007, the Company entered into a contract for management services with a company controlled by the President and a director of the Company requiring the payment of $2,500 per month plus applicable expenses for a period of two years expiring on November 30, 2009. This commitment can be terminated by either party with 30 days notice. During the nine month period ended April 30, 2008, $12,500 was paid or accrued pursuant to this agreement.

6. Commitments

a.

In December 2006, the Company entered into a contract for investor relations services requiring the payment of $10,000 per month expiring on November 30, 2008. This commitment can be terminated by either party with 30 days written notice;

b.

In December 2007, the Company entered into a contract for management services with a company controlled by the President and a director of the Company requiring the payment of $2,500 per month for a period of two years, expiring on November 30, 2009. This commitment can be terminated by either party with 30 days notice.

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

In May 2007, Mr. Silverman and Mr. Schultz resigned as directors of the Company. As of April 30, 2008, the Agreement expired because the date for closing, January 10, 2007, has passed and the aforementioned conditions were not met.

The Company intends to seek new business opportunities since its proposed acquisition of NT did not close. As of April 30, 2008, the date of this Report, the Company has no business operations and a working capital deficiency of $450,947. We have $1,176 in cash. The acquisition of an oil and gas asset assumes that we will raise additional funds through equity or convertible debt. There can be no assurance that the Company will be successful in raising these additional funds and, if the Company is unsuccessful in raising these additional funds, its plans for expanding operations and business activities may have to be curtailed. Any attempt to raise these funds, through debt or equity financing, would likely result in dilution to existing shareholders and / or the granting of security on the assets of the Company, if any

The Company’s future operations are dependent upon the identification and successful completion of additional long-term or permanent equity financing, the support of creditors and shareholders, and, ultimately, the achievement of profitable operations. There can be no assurances that the Company will be successful. We will continue to evaluate possible business projects and our projected expenditures thereon relative to our available cash and to seek additional means of financing in order to satisfy our working capital and other cash requirements.

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

Company Description and Overview

In 2005, the Company acquired 100% of the mineral rights of twelve cells claims situated in southwestern British Columbia, spanning over approximately 550 acres and refereed to as the Lucky Todd Claims. The claims do not contain any known reserves or mineral. During the fiscal year ended July 31, 2006, the Company completed preliminary studies on the claims, and extended the rights to 4 of the claims to March 22, 2007, and of the remaining eights cells to July 8, 2007. The Company did not further explore these claims, and did not further extend the rights of the claims. At April 30, 2008, the Company no longer has the rights to the Lucky Todd Claims.

The Company intends to engage in the oil and gas industry. To facilitate this change in business, on December 6, 2006, the Company entered into an Agreement with PetroHunter Energy Corporation (“PetroHunter”) and its subsidiary, PetroHunter Energy NT Ltd. (“NT”), for the Company’s proposed acquisition of NT in exchange solely for the issuance of 5,000,000 preferred shares (the “Super Voting Preferred Stock”) of the Company, each preferred share to have the equivalent of 100 common share voting rights and 200,000,000 shares of common stock (in exchange for all of the issued and outstanding shares of NT). It was proposed that the Company would have effected a recapitalization such that the number of common shares held by its existing shareholders would not have exceeded 60,000,000.

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

In May 2007, Mr. Silverman and Mr. Schultz resigned as directors of the Company. As of April 30, 2008, the Agreement expired because the date for closing, January 10, 2007, has passed and the aforementioned conditions were not met.

The Company intends to seek new business opportunities since its proposed acquisition of NT did not close.

For the nine month period ended April 30, 2008, we had no revenues and we incurred losses of $230,397, as detailed in the table below.

Expenses - Nine month period ended April 30, 2008

Interest expense	$20,403
Investor relations and marketing	120,000
Management fees	41,700
Office and administrative	14,898
Professional fees	33,396

$230,397

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

As of April 30, 2008, we had $1,176 in cash and working capital deficiency of $450,947. During the nine month period ended April 30, 2008, we funded our operations from the issuance of promissory notes. We believe our planned financing activities will provide sufficient working capital to fund our operations for at least the next 12 months. Changes in our acquisition plans or other events may cause us to seek additional equity or debt financing in the future.

We incurred $209,994 in general and administrative expenses during the nine month period ended April 30, 2008, as compared to $146,291 during the nine month period ended April 30, 2007. We incurred $60,328 in general and administrative expenses during the three month period ended April 30, 2008, as compared to $65,080 during the three month period ended April 30, 2007. Quarter to quarter, general and administrative expenses have remained essentially the same since the Company still does not have main operations and activities consist mainly of administrative takes to maintain a public listing.

Interest expenses were $20,403 during the nine month period ended April 30, 2008 as compared to $4,044 during the same period in 2007. Interest expenses were $7,871 during the three month period ended April 30, 2008 as compared to $3,248 during the three month period ended April 30, 2007. The increase in interest expenses is due to the additional notes payable.

For the nine month period ended April 30, 2008, we used $126,339 (2007 - $118,740) of cash in operations. Net cash used in operating activities during the nine month period ended April 30, 2008 reflected $20,403 in accrued interest and an increase in accounts payable of $83,655, as compared to $4,044 in accrued interest and an increase in accounts payable of $27,551 during the six month period ended April 30, 2007.

Financing activities, consisting of issuances of promissory notes, provided $125,000 of cash during the nine month period ended April 30, 2008, as compared to $111,000 during the nine month period ended April 30, 2007.

Our current cash requirements are limited since we do not have a business. During the fourth quarter of our fiscal year 2008 and the first quarter of our fiscal year 2009, we expect to need significant cash as we will focus our efforts in completing an acquisition of an oil and gas asset.

Recent Financings

Promissory notes payable

On November 21, 2006, the Company received $6,000 pursuant to a promissory note. The note is unsecured, bears interest at 12% per annum calculated monthly and is due on demand. Any payments of principal or interest in arrears bear interest at 12% per annum calculated annually. Default in payment shall, at the option of the holder, render the entire balance payable. At April 30, 2008, interest of $1,040 is accrued on the balance sheet;

On December 4, 2006, the Company received $5,000 pursuant to a promissory note. The note is unsecured, bears interest at 12% per annum calculated monthly and is due on demand. Any payments of principal or interest in arrears bear interest at 12% per annum calculated annually. Default in payment shall, at the option of the holder, render the entire balance payable. At April 30, 2008, interest of $843 is accrued on the balance sheet;

On January 15, 2007, the Company received $100,000 pursuant to a promissory note. The note is unsecured, bears interest at 12% per annum calculated monthly and is due on demand. Any payments of principal or interest in arrears bear interest at 12% per annum calculated annually. Default in payment shall, at the option of the holder, render the entire balance payable. At April 30, 2008, interest of $15,518 is accrued on the balance sheet;

On June 5, 2007, the Company received $30,000 pursuant to a promissory note. The note is unsecured, bears interest at 12% per annum calculated annually and is due on demand. Any payments of principal or interest in arrears bear interest at 12% per annum calculated annually. Default in payment shall, at the option of the holder, render the entire balance payable. At April 30, 2008, interest of $3,255 is accrued on the balance sheet;

On September 18, 2007, the Company received $50,000 pursuant to a promissory note. The note is unsecured, bears interest at 12% per annum calculated annually and is due on demand. Any payments of principal or interest in arrears bear interest at 30% per annum calculated annually. Default in payment shall, at the option of the holder, render the entire balance payable. At April 30, 2008, interest of $3,699 is accrued on the balance sheet;

On November 6, 2007, the Company received $50,000 pursuant to a promissory note. The note is unsecured, bears interest at 12% per annum calculated annually and is due on demand. Any payments of principal or interest in arrears bear interest at 30% per annum calculated annually. Default in payment shall, at the option of the holder, render the entire balance payable At April 30, 2008, interest of $2,893 is accrued on the balance sheet;

On December 17, 2007, the Company received $25,000 pursuant to a promissory note. The note is unsecured, bears interest at 12% per annum calculated annually and is due on demand. Any payments of principal or interest in arrears bear interest at 30% per annum calculated annually. Default in payment shall, at the option of the holder, render the entire balance payable. At April 30, 2008, interest of $1,110 is accrued on the balance sheet;

Subsequent to April 30, 2008, on May 29, 2008, the Company received $30,000 pursuant to a promissory note. The note is unsecured, bears interest at 18% per annum calculated annually and is due on demand. Any payments of principal or interest in arrears bear interest at 30% per annum calculated annually. Default in payment shall, at the option of the holder, render the entire balance payable. At any time that the principal and interest shall remain outstanding, the lender has the right to convert such principal and interest to shares of common stock of the Company at a price equal to the price of any future financing offered by the Company over the next twelve month period.

Private placement

Subsequent to April 30, 2008, on May 22, 2008, the Company issued 1,000,000 units at $0.05 pursuant to a private, each unit consisting of one share of common stock and one share purchase warrants, each warrant entitling the holder to purchase one share of common stock at $0.10 for two years.

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

Our management routinely makes judgments and estimates about the effects of matters that are inherently uncertain. As the number of variables and assumptions affecting the probable future resolution of the uncertainties increase, these judgments become even more subjective and complex. Our significant accounting policies are discussed in Note 2 to our consolidated financial statements for the fiscal year ended July 31, 2007 included in the Form 10-KSB. We have identified the following accounting policies, described below, as the most important to an understanding of our current financial condition and results of operations.

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
In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-lived Assets, the carrying value of intangible assets and other long-lived assets are reviewed on a regular basis for the existence of facts or circumstances that may suggest impairment. The Company recognizes impairment when the sum of the expected undiscounted future cash flows is less than the carrying amount of the asset. Impairment losses, if any, are measured as the excess of the carrying amount of the asset over its estimated fair value. Oil and gas properties accounted for using the full cost method of accounting; a method utilized by the Company, is excluded from this requirement, but will continue to be subject to the ceiling test limitations.

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

There were no changes in our internal controls over financial reporting that occurred during the three months ended April 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting. We believe that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within any company have been detected.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

Not applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5. Other Information

Departure of Directors or Principal Officers.

Trevor Sali has resigned as President of the Company, effective December 19, 2007, and as Director effective March 19, 2008.

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
Date: June 12, 2008
	By:	/s/ G. Leigh Lyons
G. Leigh Lyons
President/CEO, Chief Financial Officer
(Principal Financial Officer)