Form 10-K
period 2008-07-31
PetroNational Corp.
filed 2008-10-29
CIK 1342108

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X]   Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the

Fiscal Year Ended July 31, 2008

or

[   ]   Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number: 333-129664

PETRO-NATIONAL CORP.
(FORMERLY OUTBACK ENERGY CORPORATION)
(Exact name of registrant as specified in Its Charter)

Nevada	98-0470356
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

225 Marine Drive, Suite 210 Blaine, Washington, 98230
(Address of Principal Executive Offices)              (zip code)

Registrant’s telephone number, including area code: (360) 332-0905

Securities registered pursuant to Section 12(b) of the Act:

None	None
(Title of each class)	(Name of each exchange on which registered)

Securities registered pursuant to Section 12(g) of the Act:
Common Stock, $0.001 par value
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
YES [   ]    NO [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
YES [   ]    NO [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the
Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES [X]    NO [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements
incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.:

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
YES [   ]    NO [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: As of January
31, 2008, the aggregate market value of the Company’s common stock held by non-affiliates was $8,733,396.

As of October 29, 2008, there were 116,623,777 shares of common stock outstanding

DOCUMENTS INCORPORATED BY REFERENCE

Exhibits incorporated by reference are referred under Part IV.

PART I

ITEM 1.             DESCRIPTION OF BUSINESS

Outback Energy Corporation (the “Company,” “we,” “us” or “our”) was incorporated in the State of Nevada, United States of America, on July 7, 2005 under the name Claron Ventures, Inc. and was engaged in the exploration of mineral interest located in British Columbia. We have relinquished our rights to this mineral interest and changed our focus to the oil and gas industry towards the later half of 2006.

In furtherance of its business goal of acquiring an oil and gas property, on December 6, 2006, the Company entered into an Agreement with PetroHunter Energy Corporation (“PetroHunter”) and its subsidiary, PetroHunter Energy NT Ltd. (“NT”), for the Company’s acquisition of NT in exchange solely for the issuance of 5,000,000 preferred shares (the “Super Voting Preferred Stock”) of the Company, each preferred share to have the equivalent of 100 common share voting rights and 200,000,000 shares of common stock (in exchange for all of the issued and outstanding shares of NT) (“Agreement”). It is proposed that the Company would effect a recapitalization such that the number of common shares held by its existing shareholders would not exceed 60,000,000.

Pursuant to the terms of the Agreement, the Company appointed Matthew R. Silverman and Stephen Schultz as directors concurrently with the execution of the Agreement. Completion of the transaction was subject to several conditions, including the completion of satisfactory due diligence by the parties and NT having raised at least $15,000,000 in a private placement by January 10, 2007 in order to complete its acquisition of the exploration permits. Under the terms of the Agreement, investors in the $15,000,000 private placement would exchange their interests in NT for common shares of the Company. The Agreement expired as none of the preconditions to closing had been met by the closing date of January 10, 2007. In May 2007, Mr. Silverman and Mr. Schultz resigned as directors of the Company.

On December 15, 2006, the Company incorporated a Colorado subsidiary with the name Outback Energy Corporation and merged with it on January 16, 2007 for the purpose of effecting a name change. During 2007 and the beginning of 2008, the Company underwent a complete change in management and its board of directors. In furtherance of new management, and a new direction for the Company to pursue overseas oil and gas opportunities, specifically in the Middle East and East Asia, the Company effected a 2 for 1 forward stock split on May 22, 2008 and a subsequent 2 for 1 forward stock split on July 8, 2008. Additionally, the Company incorporated a Nevada subsidiary with the name PetroNational Corp. and merged with it on July 8, 2008 for the purpose of effecting a name change.

The Company continues to evaluate new business opportunities in the overseas oil and gas sector. In order to meet its business objectives, the Company will need to raise additional funds through equity or convertible debt financing. There can be no assurance that the Company will be successful in raising additional funds and, if unsuccessful, its plans for expanding operations and business activities may have to be curtailed. Any attempt to raise funds, through debt or equity financing, would likely result in dilution to existing shareholders.

Our Strategy

Our focus is currently in locating and assessing potential overseas acquisition targets, including oil and gas rights and oil and gas companies. We will focus primarily on oil and gas properties for exploration, secondary recovery and development projects in the Middle East and East Asia. Each project will be evaluated by us based on sound geology, acceptable risk levels and total capital requirements to develop. Our officers and directors expect to travel overseas to evaluate potential acquisitions. Further, our management will participate in a variety of conferences throughout 2009 to increase our exposure to potential opportunities.

Our ability to execute our strategy as outlined above is dependent on several factors including but not limited to: (i) identifying potential acquisitions of either assets or operational companies with prices, terms and conditions acceptable to us; (ii) obtaining additional financing for capital expenditures, acquisitions and working capital either in the form of equity or debt with terms and conditions acceptable to us; (iii) our success in developing revenue, profitability and cash flow; (iv) the development of successful strategic alliances or partnerships; and (v) the extent and associated efforts and costs of federal, state and local regulations in each of the industries in which we currently or plan to operate in. There are no assurances that we will be successful in implementing our strategy as any negative result of one or more of the above factors could have a material adverse effect on our business.

Customers

As of July 31, 2008, we had no customers.

Employees

As of July 31, 2008, we had no full time employees. Officers and directors are responsible for all planning, developing and operational duties, and will continue to do so throughout the early stages of growth. Additionally, we currently utilize temporary contract labor throughout the year to address business and administrative needs.

ITEM 1A.          RISK FACTORS

With the exception of historical facts stated herein, the matters discussed in this report on Form 10-K are “forward looking” statements that involve risks and uncertainties that could cause actual results to differ materially from projected results. Such “forward looking” statements include, but are not necessarily limited to statements regarding anticipated levels of future revenues and earnings from the operations of the Company,, projected costs and expenses related to our operations, liquidity, capital resources, and availability of future equity capital on commercially reasonable terms. Factors that could cause actual results to differ materially are discussed below. We disclaim any intent or obligation to publicly update these “forward looking” statements, whether as a result of new information, future events or otherwise.

Risks Relating to our Business

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

We incurred a net loss in all prior financial periods and we have not yet completed a financial year in our contemplated new business. We have a history of operating losses, expect to continue to incur losses, and may never be profitable, and we must be considered to be in the exploration stage. Further, we have been dependent on sales of our equity securities and debt financing to meet our cash requirements. We have incurred losses from operations totaling $310,340 for fiscal year ended July 31, 2008. As of July 31, 2008, we have an accumulated deficit of $615,431 and a working capital deficit of $101,736. We do not expect positive cash flow from operations in the near term. There is no assurance that actual cash requirements will not exceed our estimates.

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

We are a new entrant into the oil and gas industry without operating history. Since December 2006, our activities have been limited to acquiring oil and gas assets, organizational efforts and obtaining working capital. As a result, there is no information regarding potential production or revenue generation. As a result, our future revenues may be limited.

Properties that we acquire may not produce as projected.

Properties or assets that we buy may not produce as projected and we may be unable to determine reserve potential, identify liabilities associated with the properties or obtain protection from sellers against them. One of our growth strategies is to capitalize on opportunistic acquisitions of oil and natural gas reserves. However, our reviews of acquired properties are inherently incomplete because it generally is not feasible to review in depth every individual property involved in each acquisition. A detailed review of records and properties may not reveal existing or potential problems, nor will it permit a buyer to become sufficiently familiar with the properties to assess fully their deficiencies and potential. Further, environmental problems, such as ground water contamination, are not necessarily observable even when an inspection is undertaken. Acquiring properties with liabilities would have a material adverse effect upon our results of operations.

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

The oil and gas industry is highly competitive.

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

Our business depends substantially on the continuing efforts of our executive officers and directors, force, and our business may be severely disrupted if we lose their services.

Our future success depends substantially on the continued services of our executive officers and directors. We do not maintain key man life insurance on our executive officers. If our executive officers are unable or unwilling to continue in their present positions, we may not be able to replace them readily, if at all. Therefore, our business may be severely disrupted, and we may incur additional expenses to recruit and retain new officers and directors.

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

Certain of our officers and directors may be subject to conflicts of interest.

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

Risks Relating to an Investment in our Securities

We have received a going concern opinion from our independent auditors.

We have received a going concern opinion from our independent auditors LBB & Associates Ltd., LLP, concerning our July 31, 2008 and 2007 financial statements. The independent auditor's report accompanying our July 31, 2008 and 2007 financial statements contains an explanatory paragraph raising substantial doubt about our ability to continue as a going concern. The financial statements have been prepared "assuming that the Company will continue as a going concern," which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business. Our ability to continue as a going concern is dependent on raising additional capital to fund our operations and ultimately on generating future profitable operations. There can be no assurance that we will be able to raise sufficient additional capital or eventually have positive cash flow from operations to address all of our cash flow needs. If we are not able to find alternative sources of cash or generate positive cash flow from operations, our business and shareholders will be materially and adversely affected.

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

We are subject to corporate governance and internal control reporting requirements, and our costs related to compliance with, or our failure to comply with existing and future requirements, could adversely affect our business.

We face new corporate governance requirements under the Sarbanes-Oxley Act of 2002, as well as new rules and regulations adopted by the SEC and the Public Company Accounting Oversight Board. These laws, rules and regulations continue to evolve and may become increasingly stringent in the future. In particular, under rules proposed by the SEC on August 6, 2006 we are required to include management's report on internal controls as part of our annual report beginning with the fiscal year ending July 31, 2008 pursuant to Section 404 of the Sarbanes-Oxley Act. Furthermore, under the proposed rules, an attestation report on our internal controls from our independent registered public accounting firm will be required as part of our annual report for the fiscal year ending July 31, 2010. We are in the process of evaluating our control structure to help ensure that we will be able to comply with Section 404 of the Sarbanes-Oxley Act. The financial cost of compliance with these laws, rules and regulations is expected to be substantial. We cannot assure you that we will be able to fully comply with these laws, rules and regulations that address corporate governance, internal control reporting and similar matters. Failure to comply with these laws, rules and regulations could materially adversely affect our reputation, financial condition and the value of our securities.

Investors may face significant restrictions on the resale of our common stock due to federal regulations of penny stock.

As our Common Stock is trading, on the OTC Bulletin Board, it will be subject to the requirements of Rule 15(g)9, promulgated under the Securities Exchange Act as long as the price of our common stock is below $4.00 per share. Under such rule, broker-dealers who recommend low-priced securities to persons other than established customers and accredited investors must satisfy special sales practice requirements, including a requirement that they make an individualized written suitability determination for the purchaser and receive the purchaser's consent prior to the transaction. The Securities and Exchange Commission also requires additional disclosure in connection with any trades involving a stock defined as a penny stock. Generally, the Commission defines a penny stock as any equity security not traded on an exchange or quoted on NASDAQ that has a market price of less than $5.00 per share. The required penny stock disclosures include the delivery, prior to any transaction, of a disclosure schedule explaining the penny stock market and the risks associated with it. Such requirements could severely limit the market liquidity of the securities and the ability of purchasers to sell their securities in the secondary market.

Nevada law and our articles of incorporation authorize us to issue shares of stock, which shares may cause substantial dilution to our existing shareholders and/or have rights and preferences greater than our common stock.

Pursuant to our Articles of Incorporation, we have, as of the date of this Report, 187,500,000 shares of common and 10,000,000 shares of preferred stock (“Preferred Stock”) authorized. As of the date of this Report, we have 116,623,777 shares of common stock issued and outstanding and zero shares of Preferred Stock issued and outstanding. As a result, our Board of Directors has the ability to issue a large number of additional shares of common stock without shareholder approval, which if issued could cause substantial dilution to our then shareholders.

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

Our securities are authorized to trade on the OTC Bulletin Board; however, we can make no assurances that there will be a public market for our common stock in the future. If there is a market for our common stock in the future, we anticipate that such market would be illiquid and would be subject to wide fluctuations in response to several factors, including, but not limited to:

(1)	actual or anticipated variations in our results of operations;
(2)	our ability or inability to generate new revenues;
(3)	increased competition;
(4)	conditions and trends in the oil and gas industries; and
(5)	the market for oil and gas which we may choose to drill or explore for.

Furthermore, our stock price may be impacted by factors that are unrelated or disproportionate to our operating performance. These market fluctuations, as well as general economic, political and market conditions, such as recessions, interest rates or international currency fluctuations may adversely affect the market price and liquidity of our common stock.

ITEM 1B.          UNRESOLVED STAFF COMMENTS

Not applicable

ITEM 2.             PROPERTIES

Effective December 2007 we moved our offices to 225 Marine Drive, Suite 210, Blaine, Washington, pursuant to a consulting agreement with our President. We do not pay rent for the use of the office but may be responsible for certain telephone charges and miscellaneous office expenses. We share this office space with other companies, and occupy approximately 750 square feet.

ITEM 3.             LEGAL PROCEEDINGS

We are not a party to any legal proceedings, nor are we aware of any contemplated or pending legal proceedings against us.

ITEM 4.             SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

None.

Part II

ITEM 5.             MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is traded on the Over the Counter Bulletin Board under the symbol PTNL.

The following is the range of high and low bid prices for our common stock for the periods indicated. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not represent actual transactions.

	High	Low
Fiscal Year ended July 31, 2008
First Quarter (August 1 – October 31, 2007)	$1.76	$0.644
Second Quarter (November 1, 2007 – January 31, 2008)	$0.92	$0.40
Third Quarter (February 1, 2008 – April 30, 2008)	$0.44	$0.244
Fourth Quarter (May 1, 2008 – July 31, 2008)	$0.50	$0.10

	High	Low
Fiscal Year ended July 31, 2007
First Quarter (August 1 – October 31, 2006)	$0.06	$0.003
Second Quarter (November 1, 2007 – January 31, 2007)	$0.71	$0.060
Third Quarter (February 1, 2008 – April 30, 2007)	$0.68	$0.45
Fourth Quarter (May 1, 2008 – July 31, 2007)	$0.49	$0.40

The closing price for our common stock on July 31, 2008 was $0.20.

Stockholders

As of July 31, 2008, there were 112,817,254 shares of common stock issued and outstanding held by 21 stockholders of record (not including street name holders).

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

Equity Compensation Plan Information

None.

Recent Sales of Unregistered Securities

On May 13, 2008, the Company issued 250,000 units (1,000,000 pre reverse-splits units) at $0.20 pursuant to a private placement, each unit consisting of one share of common stock and one share purchase warrants, each warrant entitling the holder to purchase one share of common stock at $0.40 ($0.10 pre reverse-splits) for two years.

On July 15, 2008, the Company issued 300,000 units at $0.10 pursuant to a private placement, each unit consisting of one share of common stock and one share purchase warrants, each warrant entitling the holder to purchase one share of common stock at $0.15 for two years.

On July 24, 2008, the Company offered certain debt holders the opportunity to convert all of their outstanding debt into units of the Company’s securities at $0.10 per unit, each unit consisting of one share of common stock and one share purchase warrants, each warrant entitling the holder to purchase one share of common stock at $0.15 for two years. Three debt holders opted to convert the aggregate sum of $350,654 into 3,506,522 units. Subsequent to year end, on August 28, 2008, the units were issued.

ITEM 6.             SELECTED FINANCIAL DATA

Not applicable.

ITEM 7.             MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our consolidated financial statements and notes thereto included elsewhere in this Report. Forward looking statements are statements not based on historical information and which relate to future operations, strategies, financial results or other developments. Forward-looking statements are based upon estimates, forecasts, and assumptions that are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control and many of which, with respect to future business decisions, are subject to change. These uncertainties and contingencies can affect actual results and could cause actual results to differ materially from those expressed in any forward-looking statements made by us, or on our behalf. We disclaim any obligation to update forward-looking statements.

The discussion and financial statements contained herein are for our fiscal year ended July 31, 2008 and July 31, 2007. The following discussion regarding our financial statements should be read in conjunction with our financial statements included herewith.

Background

We were incorporated in the State of Nevada, United States of America, on July 7, 2005 under the name Claron Ventures, Inc. and were engaged in the exploration of mineral interest located in British Columbia. We have relinquished our rights to this mineral interest and changed our focus to the oil and gas industry towards the later half of 2006.

In furtherance of its business goal of acquiring an oil and gas property, on December 6, 2006, the Company entered into an Agreement with PetroHunter Energy Corporation (“PetroHunter”) and its subsidiary, PetroHunter Energy NT Ltd. (“NT”), for the Company’s acquisition of NT in exchange solely for the issuance of 5,000,000 preferred shares (the “Super Voting Preferred Stock”) of the Company, each preferred share to have the equivalent of 100 common share voting rights and 200,000,000 shares of common stock (in exchange for all of the issued and outstanding shares of NT) (“Agreement”). It is proposed that the Company would effect a recapitalization such that the number of common shares held by its existing shareholders would not exceed 60,000,000.

Pursuant to the terms of this Agreement, the Company appointed Matthew R. Silverman and Stephen Schultz as directors concurrently with entering into the Agreement. Completion of the transaction was subject to several conditions, including the completion of satisfactory due diligence by the parties and NT having raised at least $15,000,000 in a private placement by January 10, 2007 in order to complete its acquisition of the exploration permits. Under the terms of the Agreement, investors in the $15,000,000 private placement would exchange their interests in NT for common shares of the Company. The Agreement expired as none of the preconditions to closing had been met by the closing date of January 10, 2007. In May 2007, Mr. Silverman and Mr. Schultz resigned as directors of the Company.

On December 15, 2006, the Company incorporated a Colorado subsidiary with the name Outback Energy Corporation and merged with it on January 16, 2007 for the purpose of effecting a name change. During 2007 and the beginning of 2008, the Company underwent a complete change in management and its board of directors. In furtherance of new management, and a new direction for the Company to pursue overseas oil and gas opportunities, specifically in the Middle East and East Asia, the Company effected a 2 for 1 forward stock split on May 22, 2008 and a subsequent 2 for 1 forward stock split on July 8, 2008. Additionally, the Company incorporated a Nevada subsidiary with the name PetroNational Corp. and merged with it on July 8, 2008 for the purpose of effecting a name change.

Cash and Cash Equivalents

As of July 31, 2008, we had cash of $4. As such, we anticipate that we will have to raise additional capital through debt or equity financings to fund our operations and execute our business plan during the next 6 to 12 months.

Development

Our future operations are dependent upon the identification and successful completion of additional long-term or permanent equity financings, the support of creditors and shareholders, and, ultimately, the achievement of profitable operations. There can be no assurances that we will be successful, which would in turn significantly affect our ability to roll out our business plan. If not, we will likely be required to reduce operations or liquidate assets. We will continue to evaluate our projected expenditures relative to our available cash and seek additional means of financing in order to satisfy our working capital and other cash requirements.

We continue to operate with very limited administrative support, and our current officers and directors continue to be responsible for many duties to preserve our working capital.

Our focus is currently in locating and assessing potential overseas acquisition targets, including oil and gas rights and oil and gas companies. We will focus primarily on oil and gas properties for exploration, secondary recovery and development projects in the Middle East and East Asia,. Each project will be evaluated by our management based on sound geology, acceptable risk levels and total capital requirements to develop. Our officers and directors expect to travel overseas to evaluate potential acquisitions. Further, our management will participate in a variety of conferences throughout 2009 to increase our exposure to potential opportunities. We believe that, with our current efforts to raise capital, we will have sufficient cash resources to satisfy our needs over the next twelve months. Our ability to satisfy cash requirements thereafter will determine whether we achieve our business objectives. Should we require additional cash in the future, there can be no assurance that we will be successful in raising additional debt or equity financing on terms acceptable to our company, if at all.

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

Our management routinely makes judgments and estimates about the effects of matters that are inherently uncertain. As the number of variables and assumptions affecting the probable future resolution of the uncertainties increase, these judgments become even more subjective and complex. Our significant accounting policies are discussed in Note 2 to our financial statements for the fiscal year ended July 31, 2008 included in the Form 10-K. We have identified the following accounting policies, described below, as the most important to an understanding of our current financial condition and results of operations.

Exploration Stage

The Company complies with Financial Accounting Standard Board’s Statement of Financial Accounting Standards (“SFAS”) No. 7 for its characterization of the Company as an Exploration Stage Company. The Company is devoting substantially all of its present efforts to establish a new business and none of its planned principal operations have commenced.

Loss per share

In accordance with SFAS No. 128, Earnings Per Share, the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted loss per share is computed by dividing net loss by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period. Diluted loss per common share is not presented because it is anti-dilutive. The weighted average number of shares outstanding during the periods has been retroactively restated to reflect:

i.	a forward stock split of 26 new shares for one old share, effective on November 10, 2006;
ii.	a reverse stock split of 1 new share for two old shares, effective May 22, 2008.
iii.	a reverse stock split of 1 new share for two old shares, effective July 8, 2008.

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

Impairment losses are recorded on fixed assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. There were no impairment losses in 2008 and 2007.

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

Equity Financing

The Company issues common stock and other equity instruments in order to raise capital. In each case, the Company evaluates the characteristics of these instruments in the context of the provisions of SFAS 150 in order to determine the appropriate equity or liability classification.

Results of Operations

The following is Management’s discussion and analysis of certain significant factors which have affected the Company’s financial condition and results of operations during the periods included in the accompanying financial statements.

Results of Operations for the Year Ended July 31, 2008 as Compared to the Year Ended July 31, 2007

Results of Operations, Years ended	July 31, 2008	July 31, 2007

Interest expense	$28,905	$7,954
Investor relations and marketing	150,649	118,065
Management fees	49,200	16,360
Office and administrative	24,947	9,296
Professional fees	56,639	75,925

	$310,340	$227,600

General and administrative expenses

During the fiscal year ended July 31, 2008, we incurred total expenses of $310,340, as compared to $227,600 for the year ended July 31, 2007. These expenses were related mainly to investor relations, marketing and professional fees. Other expenses were incurred in relation to activities associated with maintaining a public listing, such as legal and accounting fees.

Expenses or other cash flows in this period may not be indicative of future periods as we are in the early development stage.

Results of Operations for the Year Ended July 31, 2007 as Compared to the Year Ended July 31, 2006

Results of Operations, Years ended	July 31, 2007	July 31, 2006

Exploration expenses	$-	9,198
Interest expense	7,954	-
Investor relations and marketing	118,065	-
Management fees	16,360	-
Office and administrative	9,296	1,597
Professional fees	75,925	52,503

	$227,600	$63,298

General and administrative expenses

During the fiscal year ended July 31, 2007, we incurred total expenses of $227,600, as compared to $63,298 for the year ended July 31, 2006. These expenses in fiscal 2007 were related mainly to investor relations, marketing and professional fees, while in 2006 they consisted mainly of professional fees. Other expenses were incurred in relation to activities associated with maintaining a public listing, such registration fees.

Liquidity and Capital Resources

As of July 31, 2008, we had cash of $4, and working capital deficiency of $101,736. During the period ended July 31, 2008, we funded our operations from the proceeds of private sales of equity and convertible notes. We plan to continue further financings and we believe that this will provide sufficient working capital to fund our operations for at least the next 12 months. Changes in our operating plans, increased expenses, additional acquisitions, or other events, may cause us to seek additional equity or debt financing in the future.

For the period ended July 31, 2008, we used $261,011 in cash flows to fund operating activities. Net cash used in operating activities resulted from the net loss of $310,340, an increase of $99 in prepaid expenses, non-cash accrued interest of $28,905 and an increase in accounts payable of $20,523.

We raised $180,000 during the fiscal year ended July 31, 2008 from the proceeds of convertible notes, and $78,500 from subscriptions received. Subsequent to July 31, 2008, the units of common stock subscribed were issued.

We do not have significant cash requirements at this time due to our limited operations. Accordingly, we expect to continue to use the cash raised subsequent to year end to fund operations for our fiscal year ended July 31, 2009, as we look to expand our asset base and fund exploration of our future properties.

Recent Financings

Promissory Note Payable

On November 21, 2006, the Company received $6,000 pursuant to a promissory note. The note is unsecured, bears interest at 12% per annum calculated monthly and is due on demand. Any payments of principal or interest in arrears bear interest at 12% per annum calculated annually. Default in payment shall, at the option of the holder, render the entire balance payable. At July 31, 2008, interest of $1,205 is accrued on the balance sheet. Subsequent to year end, the note was repaid in full.

Issuance of Common Stock Pursuant to Debt Conversion

Effective July 24, 2008, the Company entered into option agreements to convert outstanding debt with various creditors. The debtors agreed to convert outstanding principal and accrued interest in the amount of $350,654 into units at a price of $0.10 per unit. Each unit consist of one share of common stock and one share purchase warrant, each warrant entitling the holder to purchase one share of common stock at $0.15 for two years. Subsequent to year end, on August 28, 2008, the units were issued. Accordingly, the following loans were converted:

(1)

On December 4, 2006, the Company received $5,000 pursuant to a promissory note. The note is unsecured, bears interest at 12% per annum calculated monthly and is due on demand. Any payments of principal or interest in arrears bear interest at 12% per annum calculated annually. Default in payment shall, at the option of the holder, render the entire balance payable. At July 24, 2008, the principal and accrued interest of $981 was converted into 59,814 units as described above.

(2)

On January 15, 2007, the Company received $100,000 pursuant to a promissory note. The note is unsecured, bears interest at 12% per annum calculated monthly and is due on demand. Any payments of principal or interest in arrears bear interest at 12% per annum calculated annually. Default in payment shall, at the option of the holder, render the entire balance payable. At July 24, 2008, the principal and accrued interest of $18,279 was converted into 1,182,795 units as described above.

(3)

On June 5, 2007, the Company received $30,000 pursuant to a promissory note. The note is unsecured, bears interest at 12% per annum calculated annually and is due on demand. Any payments of principal or interest in arrears bear interest at 12% per annum calculated annually. Default in payment shall, at the option of the holder, render the entire balance payable. At July 24, 2008, the principal and accrued interest of $4,083 was converted into 340,833 units as described above.

(4)

On September 18, 2007, the Company received $50,000 pursuant to a promissory note. The note is unsecured, bears interest at 12% per annum calculated annually and is due on demand. Any payments of principal or interest in arrears bear interest at 30% per annum calculated annually. Default in payment shall, at the option of the holder, render the entire balance payable. At July 24, 2008, the principal and accrued interest of $5,079 was converted into 550,795 units as described above.

(5)

On November 6, 2007, the Company received $50,000 pursuant to a promissory note. The note is unsecured, bears interest at 12% per annum calculated annually and is due on demand. Any payments of principal or interest in arrears bear interest at 30% per annum calculated annually. Default in payment shall, at the option of the holder, render the entire balance payable. At July 24, 2008, the principal and accrued interest of $4,274 was converted into 542,740 units as described above.

(6)

On December 17, 2007, the Company received $25,000 pursuant to a promissory note. The note is unsecured, bears interest at 12% per annum calculated annually and is due on demand. Any payments of principal or interest in arrears bear interest at 30% per annum calculated annually. Default in payment shall, at the option of the holder, render the entire balance payable. At July 24, 2008, the principal and accrued interest of $1,800 was converted into 268,000 units as described above.

(7)

On May 29, 2008, the Company received $30,000 pursuant to a promissory note. The note is unsecured, bears interest at 18% per annum calculated annually and is due on demand. Any payments of principal or interest in arrears bear interest at 30% per annum calculated annually. Default in payment shall, at the option of the holder, render the entire balance payable. At any time that the principal and interest shall remain outstanding, the lender has the right to convert such principal and interest to shares of common stock of the Company at a price equal to the price of any future financing offered by the Company over the next twelve month period. At July 24, 2008, the principal and accrued interest of $828 was converted into 308,266 units as described above.

(8)	On June 17, 2008, the Company received $5,000 pursuant to a promissory note. The note is unsecured,

bears interest at 18% per annum calculated annually and is due on demand. Any payments of principal or interest in arrears bear interest at 30% per annum calculated annually. Default in payment shall, at the option of the holder, render the entire balance payable. At any time that the principal and interest shall remain outstanding, the lender has the right to convert such principal and interest to shares of common stock of the Company at a price equal to the price of any future financing offered by the Company over the next twelve month period. At July 24, 2008, the principal and accrued interest of $91 was converted into 50,912 units as described above.

(9)

On June 30, 2008, the Company received $20,000 pursuant to a promissory note. The note is unsecured, bears interest at 18% per annum calculated annually and is due on demand. Any payments of principal or interest in arrears bear interest at 30% per annum calculated annually. Default in payment shall, at the option of the holder, render the entire balance payable. At any time that the principal and interest shall remain outstanding, the lender has the right to convert such principal and interest to shares of common stock of the Company at a price equal to the price of any future financing offered by the Company over the next twelve month period. At July 24, 2008, the principal and accrued interest of $237 was converted into 202,367 units as described above.

Issuance of Common Stock

On May 13, 2008, the Company issued 250,000 units (1,000,000 pre reverse-splits units) at $0.20 pursuant to a private placement, each unit consisting of one share of common stock and one share purchase warrants, each warrant entitling the holder to purchase one share of common stock at $0.40 ($0.10 pre reverse-splits) for two years.

On July 15, 2008, the Company issued 300,000 units at $0.10 pursuant to a private placement, each unit consisting of one share of common stock and one share purchase warrants, each warrant entitling the holder to purchase one share of common stock at $0.15 for two years.

On July 24, 2008, the Company offered certain debt holders the opportunity to convert all of their outstanding debt into units of the Company’s securities at $0.10 per unit, each unit consisting of one share of common stock and one share purchase warrants, each warrant entitling the holder to purchase one share of common stock at $0.15 for two years. Three debt holders opted to convert the aggregate sum of $350,654 into 3,506,522 units.

Subscriptions Received

Subsequent to our fiscal year ended July 31, 2008, on August 6, 2008, August 22, 2008 and October 2, 2008, the Company received subscriptions for 600,000 units at $0.10 pursuant to a private placement, each unit consisting of one share of common stock and one share purchase warrants, each warrant entitling the holder to purchase one share of common stock at $0.15 for two years.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements, as defined in Item 303(a)(4) of Regulation S-K.

Capital Expenditures

We did not make any capital expenditures in the fiscal year ended July 31, 2008.

The following table outlines payments due under our significant contractual obligations over the periods shown, exclusive of interest:

	Payments Due by
	Period
Contract Obligations		Less than			More than
At July 31, 2008	Total	1 Year	1-3 years	3-5 years	5 years
Total Debt	$7,205	$7,205	$-	$-	$-

The above table outlines our obligations as of July 31, 2008 and does not reflect any changes in our obligations that have occurred after that date. Subsequent to fiscal year ended July 31, 2008, the note was repaid in full.

ITEM 7A.          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8.             FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our financial statements are included following the signature page to this Form 10-K.

ITEM 9.             CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A(T).      CONTROLS AND PROCEDURES

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer along with our Chief Financial Officer, of the effectiveness of the design of the our disclosure controls and procedures (as defined by Exchange Act Rule 13a-15(e) and 15a-15(e)) as of the end of our fiscal year pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, our Chief Executive Officer along with our Chief Financial Officer concluded that our disclosure controls and procedures are effective in ensuring that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Changes in Internal Control over Financial Reporting

We have had very limited operations and there were no changes in our internal controls over financial reporting that occurred during the three months ended July 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting. We believe that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within any company have been detected.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on criteria established in the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of July 31, 2008.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Our management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only our management’s report in this annual report.

ITEM 9B.           OTHER INFORMATION

Sale of Securities

On May 13, 2008, the Company issued 250,000 units (1,000,000 pre reverse splits units) of our securities to accredited investors at a price of $0.20 per unit, for net proceeds of $50,000. Each unit consisting of one share of our common stock and one share purchase warrant, each warrant exercisable at $0.40 ($0.10 pre reverse-splits) for a two year period. We offered and sold our securities in reliance on Section 506 of Regulation D and/or Regulation S of the Securities Act, and comparable exemptions for sales to “accredited” investors under state securities laws.

On June 17, 2008, the Company issued convertible notes to accredited investors for proceeds of $5,000. The amount is unsecured and is due on demand. The principal amount bears interest at 18% per annum calculated and payable annually. At any time that the principal and interest shall remain outstanding, the lender has the right to convert such principal and interest to shares of our common stock at a price equal to the price of any future financing offered by the Company over the next twelve month period. We offered and sold the convertible notes in reliance on Section 506 of Regulation D and/or Regulation S of the Securities Act, and comparable exemptions for sales to “accredited” investors under state securities laws.

On June 30, 2008, the Company issued convertible notes to accredited investors for proceeds of $20,000. The amount is unsecured and is due on demand. The principal amount bears interest at 18% per annum calculated and payable annually. At any time that the principal and interest shall remain outstanding, the lender has the right to convert such principal and interest to shares of our common stock at a price equal to the price of any future financing offered by the Company over the next twelve month period. We offered and sold the convertible notes in reliance on Section 506 of Regulation D and/or Regulation S of the Securities Act, and comparable exemptions for sales to “accredited” investors under state securities laws.

On July 15, 2008, we issued 300,000 units of our securities to accredited investors at a price of $0.10 per unit, for net proceeds of $30,000. Each unit consisting of one share of our common stock and one share purchase warrant, each warrant exercisable at $0.15 for a two year period. We offered and sold our securities in reliance on Section 506 of Regulation D and/or Regulation S of the Securities Act, and comparable exemptions for sales to “accredited” investors under state securities laws.

On July 23, 2008, the Company offered certain debt holders the opportunity to convert all of their outstanding debt into units of the Company’s securities at $0.10 per unit, each unit consisting of one share of common stock and one share purchase warrants, each warrant entitling the holder to purchase one share of common stock at $0.15 for two years. Three debt holders opted to convert the aggregate sum of $350,654 into 3,506,522 units. We offered and sold our securities in reliance on Section 506 of Regulation D and/or Regulation S of the Securities Act, and comparable exemptions for sales to “accredited” investors under state securities laws.

Subsequent to our fiscal year ended July 31, 2008, on August 6, 2008, August 22, 2008 and October 2, 2008, we received subscriptions for 600,000 units of our securities to accredited investors at a price of $0.10 per unit, for net proceeds of $60,000. Each unit consisting of one share of our common stock and one share purchase warrant, each warrant exercisable at $0.15 for a two year period. We offered and sold our securities in reliance on Section 506 of Regulation D and/or Regulation S of the Securities Act, and comparable exemptions for sales to “accredited” investors under state securities laws.

Finders Fee Agreement

On June 13, 2008, the Company entered into a finders fee agreement with Coast Advisors LLC whereby Coast Advisors would introduce potential accredited investors to the Company for a fee of 5% of any cash invested in the Company.

PART III

ITEM 10.           DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

     The following table sets forth the names and ages of our current directors and executive officers, the principal offices and positions held by each person:

Person	Age	Position

G. Leigh Lyons	50	President, Chief Executive Officer, Chief Financial Officer, Secretary, Director

Gregory Leigh Lyons

On December 12, 2007, Mr. Lyons was appointed as a director on the Company’s Board of Directors. On December 19, 2007, the Board of Directors of the Company appointed G. Leigh Lyons as the Company’s new President, Chief Executive Officer and Chief Financial Officer. Mr. Lyons has over 24 years experience in the domestic and international oil and gas sector, specializing in general management, corporate governance, strategic planning, acquisitions and project management. In 2005 he founded Sound Energy Advisors LLC, a consulting company dedicated to providing corporate management and governance services to start-up and emerging energy companies. Mr. Lyons has been the acting President and Director of Radial Energy, Inc. (RENG.PK) since April 2006, as well as the acting President and Director of American Petro-Hunter, Inc. (AAPH.OB) since December 2007. From December 2007 to February 2008, he served as the interim President and Director of Ameriwest Energy Corp. Mr. Lyons served as President and Director of Digital Ecosystems Inc. from September 2005 to March 2006. He was the acting President and Director of Benem Ventures Inc. from September 2005 to December 2007. From September 2000 until July 2005, he served as Chief Operating Officer and Project Manager for Gas Trans Boliviano, S.A. in Santa Cruz, Bolivia. Prior to 2000 Mr. Lyons held many management and governance positions, primarily with companies involved in the international oil and gas sector, in particular in Latin America. Mr. Lyons earned a bachelors degree in Earth Science from the University of California, Santa Cruz in 1984. Mr. Lyons is an alumnus of Harvard Business School having completed the Advanced Management Program in 2004.

Audit Committee

Our Board of Directors has not established a separate audit committee within the meaning of Section 3(a)(58)(A) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Instead, the entire Board of Directors acts as the audit committee within the meaning of Section 3(a)(58)(B) of the Exchange Act. We do not have any independent directors. We are seeking candidates for outside directors to serve on a separate audit committee when we establish one. Due to our small size and limited operations and resources, it has been difficult to recruit outside directors.

Audit Committee Financial Expert

We currently do not have an audit committee financial expert, or an independent audit committee expert on our Board of Directors.

Code of Ethics

We have adopted a code of ethics that applies to all of our employees, including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Based solely upon a review of Forms 3, 4 and 5 delivered to us as filed with the Securities Exchange Commission, each of our former President and Director, Trevor Sali, our former Chief Financial Officer, Dennis Mee, current

President and Director, Gregory Leigh Lyons and 10% beneficial owner, Dartmore International, Inc. failed to file on a timely basis Form 3 and Form 4s as required pursuant to Section 16(a) of the Securities Exchange Act. Mr. Sali and Dartmore International, Inc. failed to file any reports during the fiscal year ended July 31, 2008. Mr. Mee had two late reports and Mr. Lyons had one late report during the fiscal year ended July 31, 2008.

Except as set forth above, and based solely upon a review of Forms 3, 4 and 5 delivered to us as filed with the Securities Exchange Commission, our executive officers and directors, and persons who own more than 10% of our Common Stock timely filed all required reports pursuant to Section 16(a) of the Securities Exchange Act.

ITEM 11.           EXECUTIVE COMPENSATION

The summary compensation table below shows certain compensation information for services rendered in all capacities to us by our principal executive officer and by each other executive officer whose total annual salary and bonus exceeded $100,000 during the fiscal periods ended July 31, 2008 and July 31, 2007. Other than as set forth below, no executive officer’s total annual compensation exceeded $100,000 during our last fiscal period.

Summary Compensation Table

						Non
						Equity
						Incentive	Non-qualified
						Plan	Deferred	All Other
				Stock	Option	Compensa	Compensation	Compensa
		Salary	Bonus	Awards	Awards	tion	Earnings	tion	Total
	Year	($)	($)	($)	($)	($)	($)	($)	($)
Name and Principal Position (a)	(b)	(c)	(d)	(e)(2)	(f)	(g)	(h)	(i)	(j)
Trevor Sali,	2008	$-0-	$-0-	$-0-	$-0-	-0-	-0-	$8,000	$8,000
Former President and Chief Financial
Officer and Director(1)	2007	$-0-	$-0-	$-0-	$-0-	-0-	-0-	$10,000	$10,000
	2006	$-0-	$-0-	$-0-	$-0-	-0-	-0-	$-0-	$-0-
Dennis Mee
Former Chief Financial Officer and
Director(2)	2008	$-0-	$-0-	$-0-	$-0-	-0-	-0-	$21,200	$21,200
	2007	$-0-	$-0-	$-0-	$-0-	-0-	-0-	$6,360	$6,360
	2006	$-0-	$-0-	$-0-	$-0-	-0-	-0-	$-0-	$-0-

Gregory Leigh Lyons	2008	$-0-	$-0-	$-0-	$-0-	-0-	-0-	$20,000	$20,000
President, Chief Financial Officer and
Director(3)	2007	$-0-	$-0-	$-0-	$-0-	-0-	-0-	$-0-	$-0-

(1)

Mr. Sali resigned as Chief Financial Officer on June 22, 2007, as President on December 19, 2007 and as Director on March 19, 2008. The Company had entered into a verbal month to month management agreement with Mr. Trevor Sali for $1,000 per month, commencing October 2006. This agreement has terminated.

(2)

Mr. Mee resigned as Chief Financial Officer and Director on December 19, 2007. In June 2007, the Company entered into a contract for management services with a company controlled by Mr. Dennis Mee, requiring the payment of $4,000 per month plus applicable taxes for a period of one year expiring on June 30, 2008. This agreement has terminated.

(3)

The Company entered into a Management and Governance Consultant Agreement with Sound Energy Advisors LLC on December 21, 2007. Pursuant to the agreement, Sound Energy Advisors provides services to us relating to corporate management and governance and consults with our officers and employees concerning matters relating to corporate management, governance, including day-to-day operations, accounting, regulatory compliance, marketing and investor relation services. We agreed to pay Sound Energy Advisors $2,500 per month for services rendered pursuant to the agreement. The agreement will expire pursuant to its own terms on November 30, 2009, and either party may terminate the agreement at any time by providing 30 days written notice to the other party. Mr. Lyons is the founder and president of Sound Energy Advisors.

Mr. Lyons billed a total of $20,000 for the fiscal year ended July 31, 2008.

Director Compensation

Our board of directors are reimbursed for actual expenses incurred in attending Board meetings. Except for other compensation received as set forth above, there are no other compensation arrangement with directors, and the directors did not receive any compensation in the fiscal years ending July 31, 2008 and 2007.

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

ITEM 12.           SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information, as of July 31, 2008 with respect to any person (including any “group”, as that term is used in Section 13(d)(3) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) who is known to the Company to be the beneficial owner of more than five percent of any class of the Company's voting securities, and as to those shares of the Company's equity securities beneficially owned by each its director, the executive officers of the company and all of its directors and executive officers of the Company and all of its directors and executive officers as a group. Unless otherwise specified in the table below, such information, other than information with respect to the directors and officers of the Company, is based on a review of statements filed, with the Securities and Exchange commission (the “Commission”) pursuant to Sections 13 (d), 13 (f), and 13 (g) of the Exchange Act with respect to the Company's Common Stock. As of July 31, 2008, there were 112,817,254 shares of Common Stock outstanding.

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

The table also shows the number of shares beneficially owned as of July 31, 2008 by each of the individual directors and executive officers and by all directors and executive officers as a group.

Unless provided for otherwise, the address for each of the beneficial owners named below is the Company's business address.

Name and Address of	Number of Shares	Percent of Class
Beneficial Owner	Beneficially Owned (1)	Of Common Stock
Dartmore International Inc.	73,125,000	64.82%
Suite 13, Oliaji Trade Centre
Francis Rachel St.
Victoria Mahe
Seychelles
Gregory Leigh Lyons	-	-

Dennis Mee	-	-
1480 Foster Street, Suite 28
White Rock, BC, V4B 3X7

Trevor Sali	-	-
#2-630 2nd Avenue
Saskatoon, SK, S7K 2C8

All officers and directors as a group (3	-	-
persons)

(1)

Percent of Ownership is calculated in accordance with the Securities and Exchange Commission's Rule 13(d) - 13(d)(1). Shares of common stock subject to warrants currently exercisable or exercisable within 60 days of July 31, 2008 are deemed outstanding for computing the percentage ownership of the stockholder holding the warrants, but are not deemed outstanding for computing the percentage ownership of any other stockholder. Unless otherwise indicated in the footnotes to this table, we believe that stockholders named in the table have sole voting and sole investment power with respect to the shares set forth opposite such stockholder's name. Unless otherwise indicated, the officers, directors and stockholders can be reached at our principal offices. Percentage of ownership is based on 112,817,254 shares of our common stock outstanding as of July 31, 2008.

ITEM 13.           CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Related Party Transactions

On December 21, 2007, we entered into a Management and Governance Consultant Agreement with Sound Energy Advisors, LLC, an affiliated entity of our President (the “Consultant”), whereby it was agreed that the Consultant would provide us with management and consulting services for a monthly fee of $2,500. The agreement was effective on December 1, 2007 and expires on November 30, 2009 and is subject to termination upon 30-day prior written notice by either party. Mr. Lyons is the founder and president of Sound Energy Advisors.

The Company entered into a verbal month to month management agreement with Mr. Trevor Sali, our former President, Chief Financial Officer and Director for $1,000 per month, commencing October 2006. This agreement has terminated.

In June 2007, the Company entered into a contract for management services with a company controlled by Mr. Dennis Mee, our Chief Financial Officer and Director, requiring the payment of $4,000 per month plus applicable taxes for a period of one year expiring on June 30, 2008. This agreement has terminated.

Director Independence

The Company does not have any independent directors on its Board of Directors.

ITEM 14.           PRINCIPAL ACCOUNTANT FEES AND SERVICES

The Registrant's Board of Directors has appointed LBB & Associates Ltd. LLP as independent public accountant for the fiscal year ending July 31, 2008.

Audit Fees.

The aggregate fees billed by our auditors for professional services rendered for the audit of our annual financial statements for the years ended July 31, 2008 and 2007 were $7,000 and $5,500, respectively.

Audit fees consist of fees billed for professional services rendered for the audit of our financial statements and review of the interim financial statements included in quarterly reports and services that are normally provided by the above auditors in connection with statutory and regulatory fillings or engagements

Audit Related Fees.

We incurred $6,660 and $6,050 to auditors for audit related fees during the fiscal year ended July 31, 2008 and 2007.

Tax Fees.

We incurred $nil and $nil fees to auditors for tax compliance, tax advice or tax compliance services during the fiscal year ended July 31, 2008 and 2007, respectively.

All Other Fees.

We did not incur any other fees billed by auditors for services rendered to our Company, other than the services covered in "Audit Fees" for the fiscal year ended July 31, 2008 and 2007.

The Board of Directors has considered whether the provision of non-audit services is compatible with maintaining the principal accountant's independence.

In the absence of a formal audit committee, the full Board of Directors pre-approves all audit and non-audit services to be performed by the independent registered public accounting firm in accordance with the rules and regulations promulgated under the Securities Exchange Act of 1934, as amended. The Board of Directors pre-approved 100% of the audit, audit-related and tax services performed by the independent registered public accounting firm in fiscal 2007. The percentage of hours expended on the principal accountant’s engagement to audit the Company’s financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant’s full-time, permanent employees was 0%.

PART IV

ITEM 15.           EXHIBITS, FINANCIAL STATEMENT SCHEDULES `

Exhibits
The following exhibits are included as part of this report by reference:

3.1	Articles of Incorporation, incorporated by reference from Exhibit 3.1 filed with our Registration Statement on Form SB-2 filed on November 14, 2005, SEC File Number 333-129664

3.2	By-laws, incorporated by reference from Exhibit 3.2 filed with our Registration Statement on Form SB-2 filed on November 14, 2005, SEC File Number 333-129664.

3.3	Amendment to Articles filed with the Secretary of State of Nevada, incorporated by reference from Exhibit 3.1 to the Form 8-K filed November 13, 2006.

3.4	Amendment to Articles filed with the Secretary of State of Nevada, incorporated by reference from Exhibit 3.1 to the Form 8-K filed January 29, 2007.

3.5	Amendment to Articles filed with the Secretary of State of Nevada, incorporated by reference from Exhibit 3.1 to the Form 8-K filed July 8, 2008.

10.1

Agreement amongst Claron Ventures Inc., PetroHunter Energy Corporation and PetroHunter Energy NT Ltd., dated December 6, 2006, incorporated by reference from Exhibit 10.1 to our Form 8-K filed December 8, 2006.

10.2	Management and governance consultant agreement with Sound Energy Advisors LLC, dated December 21, 2007, incorporated by reference from Exhibit 10.1 to the Form 10-QSB filed on March 17, 2008.

10.3	Finders Fee Agreement with Coast Advisors LLC dated June 13, 2008.

10.4	Form of Securities Purchase Agreement

10.5	Form of Convertible Promissory Note

10.6	Form of Warrant

14.1	Code of Ethics

31.1	Rule 13(a) — 14(a)/15(d) — 14(a) Certification (Principal Executive Officer)

31.2	Rule 13(a) — 14(a)/15(d) — 14(a) Certification (Principal Financial Officer)

32	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

          In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PETRONATIONAL CORP.

Dated: October 28, 2008	/s/ Gregory Leigh Lyons
By: Gregory Leigh Lyons
Its: President, Chief Financial Officer and Director
(Principal Executive Officer)

Dated: October 28, 2008	/s/ Gregory Leigh Lyons
By: Gregory Leigh Lyons
Its: President, Chief Financial Officer and Director
(Principal Financial Officer and Principal Accounting
Officer)

Pursuant to requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Capacity	Date

/s/ Gregory Leigh Lyons	Director	October 28, 2008
Gregory Leigh Lyons

PetroNational Corp.
Index to Financial Statements
July 31, 2008

Report of Independent Registered Public Accounting Firm

To the Board of Directors of
PetroNational Corp.
(formerly Outback Energy Corporation)
(An Exploration Stage Company)
Blaine, Washington, USA

We have audited the accompanying balance sheets of PetroNational Corp (the “Company”) as of July 31, 2008 and 2007, and the related statements of operations, stockholders' deficit, and cash flows for the years ended July 31, 2008 and 2007 and for the period from July 7, 2005 (inception) through July 31, 2008. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of PetroNational Corp as of July 31, 2008 and 2007, and the results of its operations and its cash flows for the years in the period ended July 31, 2008 and 2007 and for the period from July 7, 2005 (inception) through July 31, 2008 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the financial statements, the Company's absence of significant revenues, recurring losses from operations, and its need for additional financing in order to fund its projected loss in 2009 raise substantial doubt about its ability to continue as a going concern. The 2008 financial statements do not include any adjustments that might result from the outcome of this uncertainty.

LBB & Associates Ltd., LLP

Houston, Texas
October 15, 2008

PetroNational Corp.
(Formerly Outback Energy Corporation)
(An Exploration Stage Company)
Balance Sheets

	July 31, 2008	July 31, 2007

ASSETS

Current assets
Cash	$4	$2,515
Prepaid expenses	99	-
Total current assets	103	2,515

Total assets	$103	$2,515

LIABILITIES and STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable and accrued liabilities	$94,634	$74,111
Accrued interest	1,205	7,954
Notes payable	6,000	141,000
Total current liabilities	101,839	223,065

Total liabilities	101,839	223,065

COMMITMENTS

STOCKHOLDERS' DEFICIT
Capital stock
Preferred - 10,000,000 shares authorized at $0.001 par value, none issued	-	-
Common - 187,500,000 shares authorized at $0.001 par value,
112,817,254 and 112,567,254 shares issued and outstanding at July 31,
2008 and 2007, respectively	112,817	112,567
Additional paid in capital	400,878	(28,026)
Deficit accumulated during exploration stage	(615,431)	(305,091)

Total stockholders' deficit	(101,736)	(220,550)

Total liabilities and stockholders' deficit	$103	$2,515

The accompanying notes are an integral part of these audited financial statements.

PetroNational Corp.
(Formerly Outback Energy Corporation)
(An Exploration Stage Company)
Statements of Operations
For the Years Ended July 31, 2008 and 2007
And for the period from July 7, 2005 [Inception] to July 31, 2008

			Period from July 7,
	July 31,	July 31,	2005 [Inception]
	2008	2007	to July 31, 2008

Operating expenses
Exploration expenses	$-	$-	$18,218
General and administrative	281,435	219,646	560,354
Loss from operations	281,435	219,646	578,572

Interest expense	28,905	7,954	36,859

Net loss	$(310,340)	$(227,600)	$(615,431)

Net loss per share - basic and diluted	$(0.00)	$(0.00)

Weighted average shares outstanding	112,615,199	112,567,254

The accompanying notes are an integral part of these audited financial statements.

PetroNational Corp.
(Formerly Outback Energy Corporation)
(An Exploration Stage Company)
Statements of Shareholders' Equity (Deficit)
For the period from July 7, 2005 [Inception] to July 31, 2008

				Accumulated		Total
	Common Stock		Additional	Deficit during		Stockholders'
			Paid-In	Exploration		Equity
	Number	Amount	Capital	Stage		(Deficit)

Balance, at inception	-	$-	$-	$-		$-
Stock issued for cash *	97,500,000	97,500	(82,500)	-		15,000
Net loss from inception (July 7, 2005) to July 31, 2005				(14,193)		(14,193)
Balance, July 31, 2005	97,500,000	97,500	(82,500)	(14,193)		807
Stock issued for cash *	15,067,254	15,067	54,474	-		69,541
Net loss for year	-	-	-	(63,298)		(63,298)
Balance, July 31, 2006	112,567,254	112,567	(28,026)	(77,491)		7,050
Net loss for year	-	-	-	(227,600)		(227,600)
Balance, July 31, 2007	112,567,254	112,567	(28,026)	(305,091)		(220,550)
Units issued or to be issued for cash *	250,000	250	78,250			78,500
Shares and warrants to be issued for conversion of debt			350,654			350,654
Net loss for year	-	-	-	(310,340)		(310,340)

Balance, July 31, 2008	112,817,254	$112,817	$400,878	$(615,431	) $	(101,736)

* The common stock issued has been retroactively restated to reflect three stock splits: (1) a forward stock split of 26 new shares for 1 old share, effective November 10, 2006; (2) a reverse stock split of 1 new share for 2 old shares, effective May 22, 2008 and; (3) a reverse stock split of 1 new share for 2 old shares, effective July 8, 2008.

The accompanying notes are an integral part of these audited financial statements.

PetroNational Corp.
(Formerly Outback Energy Corporation)
(An Exploration Stage Company)
Statements of Cash Flows
For the Years Ended July 31, 2008 and 2007
And for the period from July 7, 2005 [Inception] to July 31, 2008

			Period from July 7, 2005
	July 31,	July 31,	[Inception] to
	2008	2007	July 31, 2008

Cash flows from operating activities
Net loss	$(310,340)	$(227,600)	$(615,431)
Adjustments to reconcile net loss to
net cash used in operating activities:
Changes in:
Accrued interest	28,905	7,954	36,859
Prepaid expenses	(99)	-	(99)
Accounts payable and accrued liabilities	20,523	72,681	94,634
Cash used in operating activities	(261,011)	(146,965)	(484,037)

Cash flows used in investing activities	-	-	-

Cash flows from financing activities
Proceeds from notes payable	180,000	141,000	321,000
Proceeds from issue of common stock and warrants	78,500	-	163,041
Cash flows provided by financing activities	258,500	141,000	484,041

Net increase (decrease) in cash	(2,511)	(5,965)	4

Cash, beginning of period	2,515	8,480	-

Cash, end of period	$4	$2,515	$4

SUPPLEMENTAL CASH DISCLOSURES
Cash paid for:
Income taxes	$-	$-	$-
Interest	$-	$-	$-

SUPPLEMENTAL NON-CASH DISCLOSURES

Common stock and warrants issued for conversion of notes
payable and accrued interest	$350,654	$-	$350,654

The accompanying notes are an integral part of these audited financial statements.

PetroNational Corp.
(formerly Outback Energy Corporation)
(An Exploration Stage Company)
Notes to Financial Statements
July 31, 2008 and 2007

1.         Nature of operations and going concern

Outback Energy Corporation (the “Company”) was incorporated in the State of Nevada, United States of America, on July 7, 2005 under the name Claron Ventures, Inc. On December 15, 2006, the Company incorporated a Colorado subsidiary with the name Outback Energy Corporation and merged with it on January 16, 2007 for the purpose of effecting a name change. On June 25, 2008, the Company incorporated a Nevada subsidiary with the name PetroNational Corp. and merged with it effective on July 8, 2008 for the purpose of effecting a name change. The Company is listed on the Over-the-Counter Bulletin Board under the symbol OUBE. The Company had limited operations acquiring and exploring mineral interest in British Columbia.

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next fiscal year. Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. At July 31, 2008, the Company had not yet achieved profitable operations, has accumulated losses of $615,431 since its inception, has a working capital deficiency of $101,736 and expects to incur further losses in the development of its business, all of which raises substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.

The Company expects to continue to incur substantial losses as it executes its business plan and does not expect to attain profitability in the near future. Since its inception, the Company has funded operations through short-term borrowings and equity investments in order to meet its strategic objectives. The Company's future operations are dependent upon external funding and its ability to execute its business plan, realize sales and control expenses. Management believes that sufficient funding will be available from additional borrowings and private placements to meet its business objectives including anticipated cash needs for working capital, for a reasonable period of time. However, there can be no assurance that the Company will be able to obtain sufficient funds to continue the development of its business operation, or if obtained, upon terms favorable to the Company.

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

In accordance with SFAS No. 128, Earnings Per Share, the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted loss per share is computed by dividing net loss by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period. Diluted loss per common share is not presented because it is anti-dilutive. The weighted average number of shares outstanding during the periods has been retroactively restated to reflect:

i.	a forward stock split of 26 new shares for one old share, effective on November 10, 2006;

ii.	a reverse stock split of 1 new share for two old shares, effective May 22, 2008.

iii.	a reverse stock split of 1 new share for two old shares, effective July 8, 2008.

e.	Income taxes

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

h.

Equity Financing

The Company issues common stock and other equity instruments in order to raise capital. In each case, the Company evaluates the characteristics of these instruments in the context of the provisions of SFAS 150 in order to determine the appropriate equity or liability classification.

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

5.         Mineral rights

In 2005, the Company acquired 100% of the mineral rights of twelve cells claims situated in southwestern British Columbia, spanning over approximately 550 acres and referred to as the Lucky Todd Claims. The claims do not contain any known reserves or minerals. During the fiscal year ended July 31, 2006, the Company completed preliminary studies on the claims, and extended the rights to 4 of the claims to March 22, 2007, and of the remaining eights cells to July 8, 2007. The Company did not further explore these claims, and did not further extend the rights of the claims. At July 31, 2007, the Company no longer had the rights to the Lucky Todd Claims.

6.         Notes payable

On November 21, 2006, the Company received $6,000 pursuant to a promissory note. The note is unsecured, bears interest at 12% per annum calculated monthly and is due on demand. Any payments of principal or interest in arrears bear interest at 12% per annum calculated annually. Default in payment shall, at the option of the holder, render the entire balance payable. At July 31, 2008, interest of $1,205 is accrued on the balance sheet. Subsequent to year end, the note was repaid in full.

Effective July 24, 2008, the Company entered into agreements to settle outstanding debt with various creditors. The debtors agreed to convert outstanding principal and accrued interest in the amount of $350,654 into units at a price of $0.10 per unit. Each unit consist of one share of common stock and one share purchase warrant, each warrant entitling the holder to purchase one share of common stock at $0.15 for two years. The debt settled was as follows:

			Conversion		Accrued
Date	Interest rate	Maturity	date	Principal	interest

4-Dec-06	12%	On demand	24-Jul-08	$5,000	$981
15-Jan-07	12%	On demand	24-Jul-08	100,000	18,281
5-Jun-07	12%	On demand	24-Jul-08	30,000	4,083
18-Sep-07	12%	On demand	24-Jul-08	50,000	5,079
6-Nov-07	12%	On demand	24-Jul-08	50,000	4,274
17-Dec-07	12%	On demand	24-Jul-08	25,000	1,800
29-May-08	18%	On demand	24-Jul-08	30,000	828
17-Jun-08	18%	On demand	24-Jul-08	5,000	91
30-Jun-08	18%	On demand	24-Jul-08	20,000	237
				$315,000	$35,654

7.	Capital stock

a.	Common shares

On May 13, 2008, the Company issued 250,000 (1,000,000 units pre reverse splits) for net proceeds of $50,000. Each unit consist of one share of common stock and one share purchase warrant, each warrant entitling the holder to purchase one additional share of common stock at $0.40 ($0.10 pre reverse-split) per share until May 13, 2010. The allocation of proceeds from the sale of the units and corresponding issuance of 250,000 (1,000,000 pre reverse-splits) warrants was estimated at $16,450 using the Black Scholes stock price valuation model with the following assumptions: i) expected volatility of 121%; ii) risk free interest rate of 2.47%; iii) expected weighted average life of 2 years; and iv) no dividend yield.

On May 22, 2008, the Company reverse split its issued common shares on the basis of one new share for two old shares. The number of shares referred to in these financial statements has been restated to give retroactive effect on the reverse stock split. On May 22, 2008, the Company decreased its authorized capital stock to 375,000,000 shares of common stock.

On July 8, 2008, the Company reverse split its issued common shares on the basis of one new share for two old shares. The number of shares referred to in these financial statements has been restated to give retroactive effect on the reverse stock split. On July 8, 2008, the Company decreased its authorized capital stock to 187,500,000 shares of common stock.

On July 15, 2008, the Company received subscriptions for 300,000 units at $0.10 per unit, for gross proceeds to $30,000. Each unit consist of one share of common stock and one share purchase warrant, each warrant entitling the holder to purchase one share of common stock at $0.15 for two years. At July 31, 2008, the units to be issued are included as additional paid-in capital on the balance sheet, net of finder’s fees of $1,500. The allocation of proceeds from the sale of the units and corresponding issuance of 300,000 warrants was estimated at $13,881 using the Black Scholes stock price valuation model with the following assumptions: i) expected volatility of 187%; ii) risk free interest rate of 2.39%; iii) expected weighted average life of 2 years; and iv) no dividend yield. Subsequent to year end, on August 28, 2008, the securities underlying the units were issued.

Effective July 24, 2008, the Company entered into option agreements to convert outstanding debt with various creditors. The debtors agreed to convert outstanding principal and accrued interest in the amount of $350,654 into units at a price of $0.10 per unit. Each unit consist of one share of common stock and one share purchase warrant, each warrant entitling the holder to purchase one share of common stock at $0.15 for two years. The allocation of proceeds from debt conversion and corresponding issuance of 3,506,522 warrants was estimated at $162,209 using the Black Scholes stock price valuation model with the following assumptions: i) expected volatility of 196%; ii) risk free interest rate of 2.61%; iii) expected weighted average life of 2 years; and iv) no dividend yield. Subsequent to year end, on August 28, 2008, the units were issued.

b.	Warrants
At July 31, 2008, 4,056,522 warrants were outstanding, as follows.

					Weighted
				Number	Average	Weighted
	# of			Outstanding	Remaining	Average
	Warrants		Exercise	as at	Contractual	Exercise
	Issued	Expiry	Price	July 31, 2008	Life	Price

Balance, July 31, 2007	-			-

May 13, 2008	250,000	13-May-10	$ 0.40	250,000	0.11	$ 0.40
July 15, 2008	300,000	15-Jul-10	$ 0.15	300,000	0.14	$ 0.15
July 24, 2008	3,506,522	23-Jul-10	$ 0.15	3,506,522	1.71	$ 0.15

Balance, July 31, 2008	4,056,522			4,056,522

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

The effective tax rate of the Company is reconciled to statutory tax rates as follows:

	2008	2007

U.S. federal statutory tax rate	34%	34%
U.S. valuation difference	-34%	-34%
Effective tax rate	-	-

Deferred tax assets consist of the following:

	2008	2007

Net operating loss carryforward	$209,000	$104,000
Valuation allowance	(209,000)	(104,000)
Net deferred income tax assets	$-	$-

The valuation allowance increased by approximately $105,000 during the year ended July 31, 2008 (2007 - $78,000). The Company has non-capital losses carried forward of approximately $615,000 which expire beginning in 2024. They may be utilized to offset future taxable income. Future tax benefits, which may arise as a result of these losses and resource expenditures, have not been recognized in these financial statements.

9.         Related party transactions

a.

During the fiscal year ended July 31, 2008, the Company paid or accrued $8,000 to its former President and director pursuant to a verbal month to month management agreement. This commitment was terminated in March 2008;

b.

During the fiscal year ended July 31, 2008, the Company paid $21,200 to a former director pursuant to a contract for management services with a company controlled by this former director and officer of the Company. This commitment was terminated in December 2007;

c.

In December 2007, the Company entered into a contract for management services with a company controlled by the President and a director of the Company, requiring the payment of $2,500 per month plus applicable expenses for a period of two years, expiring on November 30, 2009. This commitment can be terminated by either party with 30 days notice. During the fiscal year ended July 31, 2008, $20,000 was paid or accrued pursuant to this agreement.

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

11.       Subsequent events

a.

Subsequent to year end, on August 6, 2008, August 22, 2008 and October 2, 2008, the Company received subscriptions for 600,000 units at $0.10 per unit, for gross proceeds to $60,000. Each unit consist of one share of common stock and one share purchase warrant, each warrant entitling the holder to purchase one share of common stock at $0.15 for two years. The Company incurred finders’ fees in the amount of $3,000 in relation to these subscriptions.

INDEX TO EXHIBITS

3.1	Articles of Incorporation, incorporated by reference from Exhibit 3.1 filed with our Registration Statement on Form SB-2 filed on November 14, 2005, SEC File Number 333-129664

3.2	By-laws, incorporated by reference from Exhibit 3.2 filed with our Registration Statement on Form SB-2 filed on November 14, 2005, SEC File Number 333-129664.

3.3	Amendment to Articles filed with the Secretary of State of Nevada, incorporated by reference from Exhibit 3.1 to the Form 8-K filed November 13, 2006.

3.4	Amendment to Articles filed with the Secretary of State of Nevada, incorporated by reference from Exhibit 3.1 to the Form 8-K filed January 29, 2007.

3.5	Amendment to Articles filed with the Secretary of State of Nevada, incorporated by reference from Exhibit 3.1 to the Form 8-K filed July 8, 2008.

10.1

Agreement amongst Claron Ventures Inc., PetroHunter Energy Corporation and PetroHunter Energy NT Ltd., dated December 6, 2006, incorporated by reference from Exhibit 10.1 to our Form 8-K filed December 8, 2006.

10.2	Management and governance consultant agreement with Sound Energy Advisors LLC, dated December 21, 2007, incorporated by reference from Exhibit 10.1 to the Form 10-QSB filed on March 17, 2008.

10.3	Finders Fee Agreement with Coast Advisors LLC dated June 13, 2008.

10.4	Form of Securities Purchase Agreement

10.5	Form of Convertible Promissory Note

10.6	Form of Warrant

14.1	Code of Ethics

31.1	Rule 13(a) — 14(a)/15(d) — 14(a) Certification (Principal Executive Officer)

31.2	Rule 13(a) — 14(a)/15(d) — 14(a) Certification (Principal Financial Officer)

32	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002