Form 10-Q
period 2008-10-31
CUSTOM RESTAURANT & HOSPITALITY GROUP, INC.
filed 2008-12-15
CIK 1342108

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________to ______________

Commission file number: 333-129664

THE CUSTOM RESTAURANT & HOSPITALITY GROUP, INC.

(FORMERLY PETRONATIONAL CORP.)
(Exact name of small business issuer as specified in its charter)

Nevada	98-0470356
(State or other jurisdiction of	(IRS Employer Identification No.)
incorporation or organization)

225 Marine Drive, Suite 210, Blaine, Washington, 98230

 (Address of principal executive offices)

(306)-332-0905

 (Registrant's telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, and accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No☐

Number of shares outstanding of registrant's class of common stock as of December 15, 2008: 117,723,777

FORWARD-LOOKING STATEMENTS

This Report on Form 10-Q contains forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, in particular in our “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” that relate to our current expectations and views of future events. In some cases, these forward-looking statements can be identified by words or phrases such as “may,” “will,” “expect,” “anticipate,” “aim,” “estimate,” “intend,” “plan or planned,” “believe,” “potential,” “continue,” “is/are likely to,” “hope” or other similar expressions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy and financial needs. Our actual results, performance or achievements may be materially different from any future results, performances or achievements expressed or implied by the forward-looking statements.

YOU SHOULD NOT PLACE UNDUE RELIANCE ON THESE FORWARD-LOOKING STATEMENTS

The forward-looking statements made in this Report on Form 10-Q relate only to events or information as of the date on which the statements are made in this Report on Form 10-Q. Except as required by law, we undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise, after the date on which the statements are made or to reflect the occurrence of unanticipated events. You should read this Report and the documents that we reference in this report, including documents referenced by incorporation, completely and with the understanding that our actual future results may be materially different from what we expect or hope.

AVAILABLE INFORMATION

The Custom Restaurant & Hospitality Group, Inc. files annual, quarterly and current reports, proxy statements and other information with the Securities and Exchange Commission (the “SEC”). You may read and copy documents referred to in this Quarterly Report on Form 10-Q that have been filed with the SEC at the SEC's Public Reference Room, 100 F Street, N.E., Washington, D.C. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. You can also obtain copies of our SEC filings by going to the SEC website at http://www.sec.gov.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

The Custom Restaurant & Hospitality Group, Inc.
(Formerly PetroNational Corp.)
(A Development Stage Company)
Balance Sheets

	October 31, 2008	July 31, 2008
	(unaudited)
ASSETS

Current assets
Cash	$3,138	$4
Prepaid expenses	99	99
Total current assets	3,237	103

Total assets	$3,237	$103

LIABILITIES and STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable and accrued liabilities	$104,505	$94,634
Accrued interest	-	1,205
Note payable	-	6,000
Total current liabilities	104,505	101,839

Total liabilities	104,505	101,839

COMMITMENTS

STOCKHOLDERS' DEFICIT

Capital stock
Preferred - 10,000,000 shares authorized at $0.001 par value, none issued	-	-
Common - 187,500,000 shares authorized at $0.001 par value, 116,623,776 and 112,817,254 shares issued and outstanding at October 31, 2008 and July 31, 2008, respectively	116,624	112,817
Additional paid in capital	477,821	400,878
Deficit accumulated during development stage	(695,713)	(615,431)

Total stockholders' deficit	(101,268)	(101,736)

Total liabilities and stockholders' deficit	$3,237	$103

The accompanying notes are an integral part of these unaudited financial statements.

The Custom Restaurant & Hospitality Group, Inc.
(Formerly PetroNational Corp.)
(A Development Stage Company)
Statements of Operations
For the Three Months Ended October 31, 2008 and 2007
And for the period from July 7, 2005 [Inception] to October 31, 2008
(Unaudited)

	Three months ended October 31		Period from July 7, 2005 [Inception] to
	2008	2007	October 31, 2008

Operating expenses
General and administrative	80,282	76,739	640,636
Exploration expenses	$-	$-	$18,218
Loss from operations	80,282	76,739	658,854

Interest expense	-	4,972	36,859

Net loss	$(80,282)	$(81,711)	$(695,713)

Net loss per share - basic and diluted	$(0.00)	$(0.00)

Weighted average shares outstanding	115,465,269	112,567,254

The accompanying notes are an integral part of these unaudited financial statements.

The Custom Restaurant & Hospitality Group, Inc.
(Formerly PetroNational Corp.)
(A Development Stage Company)
Statements of Shareholders' Equity (Deficit)
For the period from July 7, 2005 [Inception]  to October 31, 2008

	Common Stock
	Number	Amount	Additional Paid-In Capital	Accumulated Deficit during Development Stage	Total Stockholders' Equity (Deficit)

Balance, at inception	-	$-	$-	$-	$-
Stock issued for cash *	97,500,000	97,500	(82,500)	-	15,000
Net loss from inception (July 7, 2005) to July 31, 2005	-	-	-	(14,193)	(14,193)
Balance, July 31, 2005	97,500,000	97,500	(82,500)	(14,193)	807
Stock issued for cash *	15,067,254	15,067	54,474	-	69,541
Net loss for year	-	-	-	(63,298)	(63,298)
Balance, July 31, 2006	112,567,254	112,567	(28,026)	(77,491)	7,050
Net loss for year	-	-	-	(227,600)	(227,600)
Balance, July 31, 2007	112,567,254	112,567	(28,026)	(305,091)	(220,550)
Units issued or to be issued for cash *	250,000	250	78,250	-	78,500
Shares and warrants to be issued for conversion of debt	-	-	350,654	-	350,654
Net loss for year	-	-	-	(310,340)	(310,340)
Balance, July 31, 2008	112,817,254	112,817	400,878	(615,431)	(101,736)
Units issued or to be issued for cash	300,000	300	80,450	-	80,750
Shares issued for conversion of debt in previous period	3,506,522	3,507	(3,507)	-	-
Net loss for period	-	-	-	(80,282)	(80,282)
Balance, October 31, 2008 (unaudited)	116,623,776	$116,624	$477,821	$(695,713)	$(101,268)

* The common stock issued has been retroactively restated to reflect three stock splits: (1) a forward stock split of 26 new shares for 1 old share, effective November 10, 2006; (2) a reverse stock split of 1 new share for 2 old shares, effective May 22, 2008 and; (3) a reverse stock split of 1 new share for 2 old shares, effective July 8, 2008.

The accompanying notes are an integral part of these unaudited financial statements.

The Custom Restaurant & Hospitality Group, Inc.
(Formerly PetroNational Corp.)
(A Development Stage Company)
Statements of Cash Flows
For the Three Months Ended October 31, 2008 and 2007
And for the period from July 7, 2005 [Inception] to October 31, 2008
(Unaudited)

	Three months ended October 31		Period from July 7, 2005 [Inception] to
	2008	2007	October 31, 2008

Cash flows from operating activities
Net loss	$(80,282)	$(81,711)	$(695,713)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in:
Accrued interest	(1,205)	4,972	35,654
Prepaid expenses	-	-	(99)
Accounts payable and accrued liabilities	9,871	35,969	104,505
Cash used in operating activities	(71,616)	(40,770)	(555,653)

Cash flows used in investing activities	-	-	-

Cash flows from financing activities
Proceeds from notes payable	-	50,000	321,000
Repayment of note payable	(6,000)	-	(6,000)
Proceeds from issue of common stock and warrants	80,750	-	243,791
Cash flows provided by financing activities	74,750	50,000	558,791

Net increase in cash	3,134	9,230	3,138

Cash, beginning of period	4	2,515	-

Cash, end of period	$3,138	$11,745	$3,138

SUPPLEMENTAL CASH DISCLOSURES
Cash paid for:
Income taxes	$-	$-	$-
Interest	$-	$-	$-

SUPPLEMENTAL NON-CASH DISCLOSURES

Common stock and warrants issued for conversion of notes payable and accrued interest	$-	$-	$350,654

The accompanying notes are an integral part of these unaudited financial statements.

The Custom Restaurant & Hospitality Group, Inc.
(Formerly PetroNational Corp.)
 (A Development Stage Company)
Notes to Financial Statements (Unaudited)
October 31, 2008

1. Basis of presentation

The accompanying unaudited interim financial statements of The Custom Restaurant & Hospitality Group, Inc. (“Custom Restaurant”) (Formerly PetroNational Corp.) have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (“SEC”), and should be read in conjunction with the audited financial statements and notes thereto. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.

2. Nature of operations and going concern

The Custom Restaurant & Hospitality Group, Inc. (the “Company”) was incorporated in the State of Nevada, United States of America, on July 7, 2005 under the name Claron Ventures, Inc. On December 15, 2006, the Company incorporated a Colorado subsidiary with the name Outback Energy Corporation and merged with it on January 16, 2007 for the purpose of effecting a name change. During 2007 and the beginning of 2008, the Company underwent a complete change in management and its board of directors. In furtherance of new management, and a new direction for the Company to pursue overseas oil and gas opportunities, specifically in the Middle East and East Asia, the Company effected a 2-for-1 reverse stock split on May 22, 2008 and a subsequent 2-for-1 reverse stock split on July 8, 2008. Additionally, the Company incorporated a Nevada subsidiary with the name Petro-National Corp. and merged with it on July 8, 2008 for the purpose of effecting a name change. The Company had limited operations acquiring and exploring mineral interest in British Columbia. The Company relinquished its rights to this mineral interest and changed its focus to the oil and gas industry towards the later half of 2006.

Subsequent to October 31, 2008, the Company began to explore a divestiture of our oil and gas infrastructure and operations because of the economic downturn and the significant fall in the price of crude oil.  On November 6, 2008, the Company incorporated a Nevada subsidiary with the name The Custom Restaurant and Hospitality Group, Inc. and merged with it on November 17, 2008 for the purpose of effecting a name change.  The Company is currently in discussions to acquire certain restaurant properties in furtherance of a potential shift in its business focus.  The common stock of Company is quoted for trading on the Over-the-Counter Bulletin Board under the symbol CRHS.

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next fiscal year.  Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern.  At October 31, 2008, the Company had not yet achieved profitable operations, has accumulated losses of $695,713 since its inception, has a working capital deficiency of $101,268 and expects to incur further losses in the development of its business, all of which raises substantial doubt about the Company’s ability to continue as a going concern.  The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.

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

3. Notes payable

a.	On August 25, 2008, the Company repaid $7,205 pursuant to a loan it had received in November 2006. At the time the loan was repaid, it included $1,205 in accrued interest.

b.
Effective July 24, 2008, the Company entered into option agreements to convert outstanding debt with various creditors.  The debtors agreed to convert outstanding principal and accrued interest in the amount of $350,654 into units at a price of $0.10 per unit.  Each unit consist of one share of common stock and one share purchase warrant, each warrant entitling the holder to purchase one share of common stock at $0.15 for two years.  On August 28, 2008, the Company issued 3,506,522 common shares pursuant to the debt settlement agreements.

4. Capital stock

a.	Common shares
On August 28, 2008, the Company issued securities underlying 300,000 units at $0.10 per unit, for subscriptions received on July 15, 2008, net of finder’s fees of $1,500.  Each unit consist of one share of common stock and one share purchase warrant, each warrant entitling the holder to purchase one share of common stock at $0.15 for two years.  The allocation of proceeds from the sale of the units and corresponding issuance of 300,000 warrants was estimated at $13,881 using the Black Scholes stock price valuation model with the following assumptions: i) expected volatility of 187%; ii) risk free interest rate of 2.39%; iii) expected weighted average life of 2 years; and iv) no dividend yield.

On August 6, 2008, the Company received subscriptions for 150,000 units at $0.10 per unit, for gross proceeds of $15,000, net of finder’s fees of $750.  Each unit consist of one share of common stock and one share purchase warrant, each warrant entitling the holder to purchase one share of common stock at $0.15 for two years.  At October 31, 2008, the units to be issued are included as additional paid-in capital on the balance sheet.   The allocation of proceeds from the sale of the units and corresponding issuance of 150,000 warrants was estimated at $7,0781 using the Black Scholes stock price valuation model with the following assumptions: i) expected volatility of 216%; ii) risk free interest rate of 2.56%; iii) expected weighted average life of 2 years; and iv) no dividend yield.    Subsequent to October 31, 2008, on November 7, 2008, the securities underlying the units were issued.

On August 22, 2008, the Company received subscriptions for 200,000 units at $0.10 per unit, for gross proceeds of $20,000, net of finder’s fees of $1,000.  Each unit consist of one share of common stock and one share purchase warrant, each warrant entitling the holder to purchase one share of common stock at $0.15 for two years.  At October 31, 2008, the units to be issued are included as additional paid-in capital on the balance sheet.   The allocation of proceeds from the sale of the units and corresponding issuance of 200,000 warrants was estimated at $9,402 using the Black Scholes stock price valuation model with the following assumptions: i) expected volatility of 216%; ii) risk free interest rate of 2.42%; iii) expected weighted average life of 2 years; and iv) no dividend yield.    Subsequent to October 31, 2008, on November 7, 2008, the securities underlying the units were issued.

On October 2, 2008, the Company received subscriptions for 250,000 units at $0.10 per unit, for gross proceeds of $25,000, net of finder’s fees of $1,250.  Each unit consist of one share of common stock and one share purchase warrant, each warrant entitling the holder to purchase one share of common stock at $0.15 for two years.  At October 31, 2008, the units to be issued are included as additional paid-in capital on the balance sheet.   The allocation of proceeds from the sale of the units and corresponding issuance of 250,000 warrants was estimated at $11,899 using the Black Scholes stock price valuation model with the following assumptions: i) expected volatility of 216%; ii) risk free interest rate of 1.62%; iii) expected weighted average life of 2 years; and iv) no dividend yield.    Subsequent to October 31, 2008, on November 7, 2008, the securities underlying the units were issued.

On October 21, 2008, the Company received subscriptions for 250,000 units at $0.10 per unit, for gross proceeds of $25,000, net of finder’s fees of $1,250.  Each unit consist of one share of common stock and one share purchase warrant, each warrant entitling the holder to purchase one share of common stock at $0.15 for two years.  At October 31, 2008, the units to be issued are included as additional paid-in capital on the balance sheet.   The allocation of proceeds from the sale of the units and corresponding issuance of 250,000 warrants was estimated at $11,899 using the Black Scholes stock price valuation model with the following assumptions: i) expected volatility of 216%; ii) risk free interest rate of 1.58%; iii) expected weighted average life of 2 years; and iv) no dividend yield.

b.	Warrants
At October 31, 2008, 4,906,522 warrants were outstanding, as follows.

					Weighted
					Average	Weighted
				Number	Remaining	Average
	# of Warrants		Exercise	Outstanding as at	Contractual	Exercise
	Issued	Expiry	Price	October 31, 2008	Life	Price

Balance, July 31, 2007	-			-	-	$-

May 13, 2008	250,000	13-May-10	$0.40	250,000	0.08	$0.40
July 15, 2008	300,000	15-Jul-10	$0.15	300,000	0.10	$0.15
July 24, 2008	3,506,522	23-Jul-10	$0.15	3,506,522	1.23	$0.15
Balance, July 31, 2008	4,056,522			4,056,522

August 6, 2008	150,000	6-Aug-10	0.15	150,000	0.05	$0.15
August 22, 2008	200,000	22-Aug-10	0.15	200,000	0.07	$0.15
October 2, 2008	250,000	2-Oct-10	0.15	250,000	0.10	$0.15
October 21, 2008	250,000	21-Oct-10	0.15	250,000	0.10	$0.15
Balance, October 31, 2008	4,906,522			4,906,522	1.74 years	$0.16

5.   Related party transactions

In December 2007, the Company entered into a contract for management services with a company controlled by the President and a director of the Company requiring the payment of $2,500 per month plus applicable expenses for a period of two years expiring on November 30, 2009.  This commitment can be terminated by either party with 30 days notice.  During the three month period ended October 31, 2008, $7,500 (2007 - $nil) was paid or accrued pursuant to this agreement.

6.   Commitments

a.
In December 2006, the Company entered into a contract for investor relations services requiring the payment of $10,000 per month expiring on November 30, 2008.  Effective December 1, 2008, the Company has continued to engage this consultant on a month to month basis;

b.
In December 2007, the Company entered into a contract for management services with a company controlled by the President and a director of the Company requiring the payment of $2,500 per month for a period of two years, expiring on November 30, 2009.  This commitment can be terminated by either party with 30 days notice.

7.   Subsequent events

Subsequent to October 31, 2008, on November 5 and 21, 2008, the Company received subscriptions for a combined 450,000 shares at $0.10 per share, for gross proceeds of $45,000, net of finder’s fees of $2,250.

On December 1, 2008, the Company cancelled all outstanding warrants, effective immediately.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Background

We were incorporated in the State of Nevada, United States of America, on July 7, 2005 under the name Claron Ventures, Inc. and were engaged in the exploration of mineral interest located in British Columbia. We relinquished our rights to this mineral interest and changed our focus to the oil and gas industry towards the later half of 2006.

In furtherance of our business goal of acquiring an oil and gas property, on December 6, 2006, we entered into an agreement with PetroHunter Energy Corporation (“PetroHunter”) and its subsidiary, PetroHunter Energy NT Ltd. (“NT”), for the acquisition of NT in exchange solely for the issuance of 5,000,000 of our preferred shares (the “Super Voting Preferred Stock”), each preferred share to have the equivalent of 100 common share voting rights and 200,000,000 shares of common stock (in exchange for all of the issued and outstanding shares of NT) (the “Purchase Agreement”). It was proposed that we would effect a recapitalization such that the number of common shares held by our existing shareholders would not exceed 60,000,000.

Pursuant to the terms of the Purchase Agreement, we appointed Matthew R. Silverman and Stephen Schultz as directors concurrently with entering into the Purchase Agreement. Completion of the transaction was subject to several conditions, including the completion of satisfactory due diligence by the parties and NT having raised at least $15,000,000 in a private placement by January 10, 2007 in order to complete its acquisition of the exploration permits. Under the terms of the Purchase Agreement, investors in the $15,000,000 private placement would exchange their interests in NT for our common shares. The Purchase Agreement expired as none of the preconditions to closing had been met by the closing date of January 10, 2007. In May 2007, Mr. Silverman and Mr. Schultz resigned as directors.

On December 15, 2006, we incorporated a Colorado subsidiary with the name Outback Energy Corporation and merged with it on January 16, 2007 for the purpose of effecting a name change. During 2007 and the beginning of 2008, we underwent a complete change in management and our board of directors. In furtherance of new management, and a new direction to pursue overseas oil and gas opportunities, specifically in the Middle East and East Asia, we effected a 2-for-1 reverse stock split on May 22, 2008 and a subsequent 2-for-1 reverse stock split on July 8, 2008. Additionally, we incorporated a Nevada subsidiary with the name PetroNational Corp. and merged with it on July 8, 2008 for the purpose of effecting a name change.

Subsequent to our fiscal quarter ended October 31, 2008, we began to explore a divestiture of our oil and gas infrastructure and operations because of the economic downturn and the significant fall in the price of crude oil.  On November 6, 2008, we incorporated a Nevada subsidiary with the name The Custom Restaurant and Hospitality Group, Inc. and merged with it on November 17, 2008 for the purpose of effecting a name change.  We are currently in discussions to acquire certain restaurant properties in furtherance of a potential shift in our business focus.

Cash and Cash Equivalents

As of October 31, 2008, we had cash of $3,138. As such, we anticipate that we will have to raise additional capital through debt or equity financings to fund our operations and execute our business plan during the next 6 to 12 months.

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

We are currently exploring a shift in our business model away from oil and gas given the economic downturn and the significant decrease in the price of crude oil.  Our management will participate in a variety of conferences throughout 2009 to increase our exposure to potential opportunities. We believe that, with our current efforts to raise capital, we will have sufficient cash resources to satisfy our needs over the next twelve months. Our ability to satisfy cash requirements thereafter will determine whether we achieve our business objectives. Should we require additional cash in the future, there can be no assurance that we will be successful in raising additional debt or equity financing on terms acceptable to our company, if at all.

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

The discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America.  We believe certain critical accounting policies affect our more significant judgments and estimates used in the preparation of the financial statements.  A description of our critical accounting policies is set forth in our Annual Report on Form 10-K for the year ended July 31, 2008.  As of, and for the three months ended October 31, 2008, there have been no material changes or updates to our critical accounting policies.

Results of Operations

The following discussion of the financial condition, results of operations, cash flows and changes in our financial position should be read in conjunction with our audited consolidated financial statements and notes included in our Annual Report on Form 10-K for the fiscal year ended July 31, 2008 filed on October 28, 2008.

The financial statements mentioned above have been prepared in conformity with accounting principles generally accepted in the United States of America and are stated in United States dollars.

Results of Operations for the Three Months Ended October 31, 2008 as Compared to the Three Months Ended October 31, 2007

	Three month periods ended
Expenses	October 31, 2008	October 31, 2007

Interest expense	$-	$4,972
Investor relations and marketing	30,000	45,000
Management fees	7,500	15,720
Office and administrative	11,001	2,924
Professional fees	31,781	13,095

	$80,282	$81,711

General and administrative expenses

During the three months ended October 31, 2008, we incurred comparative levels of expenses, totaling $80,282 for the three month period ended October 31, 2008 as compared to $81,711 for the three months ended October 31, 2007. These expenses were related mainly to investor relations, marketing and professional fees. Other expenses were incurred in relation to activities associated with maintaining a public listing, such as legal and accounting fees.

Expenses or other cash flows in this period may not be indicative of future periods as we are in the early development stage.

Liquidity and Capital Resources

As of October 31, 2008, we had cash of $3,138, and working capital deficiency of $101,268. During the three months ended October 31, 2008, we funded our operations from the proceeds of private sales of equity.  We plan to continue further financings and we believe that this will provide sufficient working capital to fund our operations for at least the next 12 months. Changes in our operating plans, increased expenses, additional acquisitions, or other events, may cause us to seek additional equity or debt financing in the future.

For the three months ended October 31, 2008, we used $71,616 in cash flows to fund operating activities. Net cash used in operating activities resulted from the net loss of $80,282, payment of previously accrued interest of $1,205 and an increase in accounts payable of $9,871.

We raised $80,750 during the three months ended October 31, 2008; $85,000, less finders’ fees of $4,250 from subscriptions received.  Subsequent to October 31, 2008, the units of common stock subscribed were issued.  Subsequent to October 31, 2008, on November 5 and 21, 2008, the Company received subscriptions for 450,000 shares at $0.10 per share, for gross proceeds of $45,000, net of finder’s fees of $2,250.

We do not have significant cash requirements at this time due to our limited operations. Accordingly, we expect to continue to use the cash raised subsequent to year end to fund operations for our fiscal year ended July 31, 2009, as we look to grow and meet our business objectives.

Recent Financings

Issuance of Common Stock Pursuant to Debt Conversion

Effective July 24, 2008, we entered into option agreements to convert outstanding debt with various creditors. The debtors agreed to convert outstanding principal and accrued interest in the amount of $350,654 into units at a price of $0.10 per unit. On August 28, 2008, the Company issued the securities underlying 3,506,522 units pursuant to this debt conversion.  Each unit consist of one share of common stock and one share purchase warrant, each warrant entitling the holder to purchase one share of common stock at $0.15 for two years.

Issuance of Common Stock

On August 28, 2008, we issued securities underlying 300,000 units at $0.10 per unit, for subscriptions received on July 15, 2008, net of finder’s fees of $1,500.  Each unit consist of one share of common stock and one share purchase warrant, each warrant entitling the holder to purchase one share of common stock at $0.15 for two years.

On August 6, 2008, the Company received subscriptions for 150,000 units at $0.10 per unit, for gross proceeds of $15,000, net of finder’s fees of $750.  Each unit consist of one share of common stock and one share purchase warrant, each warrant entitling the holder to purchase one share of common stock at $0.15 for two years.   Subsequent to October 31, 2008, on November 7, 2008, the securities underlying the units were issued.

On August 22, 2008, the Company received subscriptions for 200,000 units at $0.10 per unit, for gross proceeds of $20,000, net of finder’s fees of $1,000.  Each unit consist of one share of common stock and one share purchase warrant, each warrant entitling the holder to purchase one share of common stock at $0.15 for two years.  Subsequent to October 31, 2008, on November 7, 2008, the securities underlying the units were issued.

On October 2, 2008, the Company received subscriptions for 250,000 units at $0.10 per unit, for gross proceeds of $25,000, net of finder’s fees of $1,250.  Each unit consist of one share of common stock and one share purchase warrant, each warrant entitling the holder to purchase one share of common stock at $0.15 for two years.  Subsequent to October 31, 2008, on November 7, 2008, the securities underlying the units were issued.

On October 21, 2008, the Company received subscriptions for 250,000 units at $0.10 per unit, for gross proceeds of $25,000, net of finder’s fees of $1,250.  Each unit consist of one share of common stock and one share purchase warrant, each warrant entitling the holder to purchase one share of common stock at $0.15 for two years.

Subsequent to October 31, 2008, the Company received subscriptions for 450,000 shares at $0.10 per share, for gross proceeds of $45,000, net of finder’s fees of $2,250.

On December 1, 2008, the Company cancelled all outstanding warrants, effective immediately.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements, as defined in Item 303(a)(4) of Regulation S-K.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4. Controls and Procedures

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

There were no changes in our internal controls over financial reporting that occurred during the three months ended October 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting. We believe that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within any company have been detected.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

We are not a party to any legal proceedings, nor are we aware of any contemplated or pending legal proceedings against us.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On October 21, 2008, we issued 250,000 units at $0.10 pursuant to a private placement to a foreign accredited investor, each unit consisting of one share of common stock and one share purchase warrants, each warrant entitling the holder to purchase one share of common stock at $0.15 for two years. We offered and sold the units in reliance on Section 506 of Regulation D and/or Regulation S of the Securities Act, and comparable exemptions for sales to “accredited” investors under state securities laws.

Subsequent to our fiscal quarter ended October 31, 2008, on November 5 and 21, 2008, we issued 250,000 shares and 200,000 shares, respectively, of our common stock at $0.10 per share pursuant to a private placement to foreign accredited investors.  We offered and sold the shares in reliance on Section 506 of Regulation D and/or Regulation S of the Securities Act, and comparable exemptions for sales to “accredited” investors under state securities laws.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

(a) Pursuant to Rule 601 of Regulation S-K, the following exhibits are included herein or incorporated by reference.

3.1	Articles of Incorporation, incorporated by reference from Exhibit 3.1 filed with our Registration Statement on Form SB-2 filed on November 14, 2005, SEC File Number 333-129664.

3.2	By-laws, incorporated by reference from Exhibit 3.2 filed with our Registration Statement on Form SB-2 filed on November 14, 2005, SEC File Number 333-129664.

3.3	Amendment to Articles filed with the Secretary of State of Nevada, incorporated by reference from Exhibit 3.1 to the Form 8-K filed November 13, 2006.

3.4	Amendment to Articles filed with the Secretary of State of Nevada, incorporated by reference from Exhibit 3.1 to the Form 8-K filed January 29, 2007.

3.5	Amendment to Articles filed with the Secretary of State of Nevada, incorporated by reference from Exhibit 3.1 to the Form 8-K filed July 8, 2008.

3.6	Amendment to Articles filed with the Secretary of State of Nevada, incorporated by reference from Exhibit 3.1 to the Form 8-K filed November 20, 2008.

31.1	Section 302 Certification – Chief Executive Officer

31.2	Section 302 Certification – Chief Financial Officer

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Chief Executive Officer and Chief Financial Officer.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

The Custom Restaurant & Hospitality Group, Inc.
Date: December 15, 2008
	By:	/s/ G. Leigh Lyons
G. Leigh Lyons
President/CEO, Chief Financial Officer