Form 10-Q
period 2009-01-31
CUSTOM RESTAURANT & HOSPITALITY GROUP, INC.
filed 2009-04-17
CIK 1342108

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2009

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________to ______________

Commission file number: 333-129664

THE CUSTOM RESTAURANT & HOSPITALITY GROUP, INC.
 (Exact name of small business issuer as specified in its charter)

Nevada	98-0470356
(State or other jurisdiction of	(IRS Employer Identification No.)
incorporation or organization)

339 N Highway 101, Solana Beach, California 92075
 (Address of principal executive offices)

(858) 755-0700
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Number of shares outstanding of registrant's class of common stock as of April 16, 2009: 65,835,654

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

The Custom Restaurant & Hospitality Group, Inc.
(Formerly PetroNational Corp.)
(A Development Stage Company)
Balance Sheets

	January 31, 2009	July 31, 2008
	(unaudited)
ASSETS

Current assets
Cash	$2,190	$4
Prepaid expenses	10,038	99
Total current assets	12,228	103

Total assets	$12,228	$103

LIABILITIES and STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable and accrued liabilities	$49,241	$94,634
Accrued interest	-	1,205
Note payable	-	6,000
Total current liabilities	49,241	101,839

Total liabilities	49,241	101,839

COMMITMENTS

STOCKHOLDERS' DEFICIT

Capital stock
Preferred - 10,000,000 shares authorized at $0.001 par value, none issued	-	-
Common - 187,500,000 shares authorized at $0.001 par value,
65,835,654 and 112,817,254 shares issued and outstanding at January 31, 2009 and July 31, 2008, respectively	65,836	112,817
Additional paid in capital	676,047	400,878
Subscriptions receivable	(10,000)	-
Deficit accumulated during development stage	(768,896)	(615,431)

Total stockholders' deficit	(37,013)	(101,736)

Total liabilities and stockholders' deficit	$12,228	$103

The accompanying notes are an integral part of these unaudited financial statements.

The Custom Restaurant & Hospitality Group, Inc.
(Formerly PetroNational Corp.)
(A Development Stage Company)
Statements of Operations
For the three and six months ended January 31, 2009 and 2008
And for the period from July 7, 2005 [Inception] to January 31, 2009
(Unaudited)

	Three months ended January 31,		Six months ended January 31		Period from July 7, 2005 [Inception] to January 31, 2009
	2009	2008	2009	2008

Operating expenses
General and administrative	$73,183	$72,927	$153,465	$149,666	$713,819
Exploration expenses	-	-	-	-	18,218
Loss from operations	73,183	72,927	153,465	149,666	732,037

Interest expense	-	7,560	-	12,532	36,859

Net loss	$(73,183)	$(80,487)	$(153,465)	$(162,198)	$(768,896)

Net loss per share - basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average shares outstanding	112,326,916	112,567,254	113,919,445	112,567,254

The accompanying notes are an integral part of these unaudited financial statements.

The Custom Restaurant & Hospitality Group, Inc.
(Formerly PetroNational Corp.)
(A Development Stage Company)
Statements of Shareholders' Equity (Deficit)
For the period from July 7, 2005 [Inception]  to January 31, 2009

				Additional Paid-In Capital	Accumulated Deficit during Development Stage	Total S tockholders' Equity (Deficit)
	Common Stock		Subscriptions
	Number	Amount	receivable

Balance, at inception	-	$-	$-	$-	$-	$-
Stock issued for cash *	97,500,000	97,500		(82,500)	-	15,000
Net loss from inception (July 7, 2005) to July 31, 2005	-	-		-	(14,193)	(14,193)
Balance, July 31, 2005	97,500,000	97,500	-	(82,500)	(14,193)	807
Stock issued for cash *	15,067,254	15,067		54,474	-	69,541
Net loss for year	-	-		-	(63,298)	(63,298)
Balance, July 31, 2006	112,567,254	112,567	-	(28,026)	(77,491)	7,050
Net loss for year	-	-		-	(227,600)	(227,600)
Balance, July 31, 2007	112,567,254	112,567	-	(28,026)	(305,091)	(220,550)
Units issued or to be issued for cash *	250,000	250		78,250	-	78,500
Shares and warrants to be issued for conversion of debt	-	-		350,654	-	350,654
Net loss for year	-	-		-	(310,340)	(310,340)
Balance, July 31, 2008	112,817,254	112,817	-	400,878	(615,431)	(101,736)
Units issued for cash	1,150,000	1,150	-	79,600	-	80,750
Shares issued for cash	1,250,000	1,250	(10,000)	122,500	-	113,750
Shares issued for conversion of debt in previous period	3,506,522	3,507	-	(3,507)	-	-
Shares issued for conversion of debt	236,878	237	-	23,451	-	23,688
Shares returned to treasury for cancellation	(53,125,000)	(53,125)	-	53,125	-	-
Net loss for period	-	-		-	(153,465)	(153,465)
Balance, January 31, 2009 (unaudited)	65,835,654	$65,836	$(10,000)	$676,047	$(768,896)	$(37,013)

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

The Custom Restaurant & Hospitality Group, Inc.
(Formerly PetroNational Corp.)
(A Development Stage Company)
Statements of Cash Flows
For the six months ended January 31, 2009 and 2008
And for the period from July 7, 2005 [Inception] to January 31, 2009
(Unaudited)

	Six months ended January 31		Period from July 7, 2005 [Inception] to
	2009	2008	January 31, 2009

Cash flows from operating activities
Net loss	$(153,465)	$(162,198)	$(768,896)
Adjustments to reconcile net loss to
net cash used in operating activities:
Changes in:
Accrued interest	(1,205)	12,532	35,654
Prepaid expenses	(9,939)	-	(10,038)
Accounts payable and accrued liabilities	(45,393)	33,423	49,241
Cash used in operating activities	(210,002)	(116,243)	(694,039)

Cash flows used in investing activities	-	-	-

Cash flows from financing activities
Proceeds from notes payable	-	125,000	321,000
Repayment of note payable	(6,000)	-	(6,000)
Proceeds from issue of common stock and warrants	218,188	-	381,229
Cash flows provided by financing activities	212,188	125,000	696,229

Net increase in cash	2,186	8,757	2,190

Cash, beginning of period	4	2,515	-

Cash, end of period	$2,190	$11,272	$2,190

SUPPLEMENTAL CASH DISCLOSURES
Cash paid for:
Income taxes	$-	$-	$-
Interest	$1,205	$-	$1,205

SUPPLEMENTAL NON-CASH DISCLOSURES

Common stock and warrants issued for conversion of notes payable and accrued interest	$-	$-	$350,654
Common stock issued for debt	$23,688	$-	$23,688

The accompanying notes are an integral part of these unaudited financial statements.

 The Custom Restaurant & Hospitality Group, Inc.
(Formerly PetroNational Corp.)
 (A Development Stage Company)
Notes to Financial Statements (Unaudited)
January 31, 2009

1.	Basis of presentation

The accompanying unaudited interim financial statements of The Custom Restaurant & Hospitality Group, Inc. (“Custom Restaurant”) (Formerly PetroNational Corp.) have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (“SEC”), and should be read in conjunction with the audited financial statements and notes thereto, as included with the Company’s annual report on Form 10-K.  In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.

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

The Company had limited operations in 2005 and 2006 acquiring and exploring mineral interest in British Columbia. The Company relinquished its rights to this mineral interest and changed its focus to the oil and gas industry towards the later half of 2006.

During the quarter ended January 31, 2009, the Company began to explore a divestiture of our oil and gas infrastructure and operations because of the economic downturn and the significant fall in the price of crude oil.  On November 6, 2008, the Company incorporated a Nevada subsidiary with the name The Custom Restaurant and Hospitality Group, Inc. and merged with it on November 17, 2008 for the purpose of effecting a name change.  The Company is currently in discussions to acquire certain restaurant properties in furtherance of a potential shift in its business focus.  The common stock of Company is quoted for trading on the Over-the-Counter Bulletin Board under the symbol CRHS.

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next fiscal year.  Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern.  At January 31, 2009, the Company had not yet achieved profitable operations, has accumulated losses of $768,896 since its inception, has a working capital deficiency of $37,013 and expects to incur further losses in the development of its business, all of which raises substantial doubt about the Company’s ability to continue as a going concern.  The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.

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

On August 28, 2008, the Company issued securities underlying 300,000 units at $0.10 per unit, for subscriptions received on July 15, 2008, net of finder’s fees of $1,500.  Each unit consist of one share of common stock and one share purchase warrant, each warrant entitling the holder to purchase one share of common stock at $0.15 for two years.  The allocation of proceeds from the sale of the units and corresponding issuance of 300,000 warrants was estimated at $13,881 using the Black Scholes stock price valuation model with the following assumptions: i) expected volatility of 187%; ii) risk free interest rate of 2.39%; iii) expected weighted average life of 2 years; and iv) no dividend yield.    On December 1, 2008, the warrants were cancelled.

On November 7, 2008, the Company issued securities underlying 150,000 units at $0.10 per unit, for subscriptions received on August 6, 2008, net of finder’s fees of $750.  Each unit consist of one share of common stock and one share purchase warrant, each warrant entitling the holder to purchase one share of common stock at $0.15 for two years.  The allocation of proceeds from the sale of the units and corresponding issuance of 150,000 warrants was estimated at $7,0781 using the Black Scholes stock price valuation model with the following assumptions: i) expected volatility of 216%; ii) risk free interest rate of 2.56%; iii) expected weighted average life of 2 years; and iv) no dividend yield.   On December 1, 2008, the warrants were cancelled.

On November 7, 2008, the Company issued securities underlying 200,000 units at $0.10 per unit, for subscriptions received on August 22, 2008, net of finder’s fees of $1,000.  Each unit consist of one share of common stock and one share purchase warrant, each warrant entitling the holder to purchase one share of common stock at $0.15 for two years.  The allocation of proceeds from the sale of the units and corresponding issuance of 200,000 warrants was estimated at $9,402 using the Black Scholes stock price valuation model with the following assumptions: i) expected volatility of 216%; ii) risk free interest rate of 2.42%; iii) expected weighted average life of 2 years; and iv) no dividend yield.    On December 1, 2008, the warrants were cancelled.

On November 7, 2008, the Company issued securities underlying 250,000 units at $0.10 per unit, for subscriptions received on October 2, 2008, net of finder’s fees of $1,250.  Each unit consist of one share of common stock and one share purchase warrant, each warrant entitling the holder to purchase one share of common stock at $0.15 for two years.   The allocation of proceeds from the sale of the units and corresponding issuance of 250,000 warrants was estimated at $11,899 using the Black Scholes stock price valuation model with the following assumptions: i) expected volatility of 216%; ii) risk free interest rate of 1.62%; iii) expected weighted average life of 2 years; and iv) no dividend yield.    On December 1, 2008, the warrants were cancelled.

On November 7, 2008, the Company issued securities underlying 250,000 units at $0.10 per unit, for subscriptions received on October 21, 2008, net of finder’s fees of $1,250.  Each unit consist of one share of common stock and one share purchase warrant, each warrant entitling the holder to purchase one share of common stock at $0.15 for two years.  The allocation of proceeds from the sale of the units and corresponding issuance of 250,000 warrants was estimated at $11,899 using the Black Scholes stock price valuation model with the following assumptions: i) expected volatility of 216%; ii) risk free interest rate of 1.58%; iii) expected weighted average life of 2 years; and iv) no dividend yield.    On December 1, 2008, the warrants were cancelled.

On November 7, 2008, the Company issued 250,000 shares at $0.10 per share, for subscriptions received on November 5, 2008, net of finder’s fees of $1,250.

On December 10, 2008, the Company issued 200,000 shares of common stock at $0.10 per share, for subscription received on November 21, 2008, for gross proceeds of $20,000.

On December 19, 2008, the Company issued 700,000 shares of common stock at $0.10 per share, for subscription received on December 12, 2008, for gross proceeds of $70,000.

On December 19, 2008, the Company issued 100,000 shares of common stock at $0.10 per share, for subscription received on December 19, 2008, for gross proceeds of $10,000.

On December 19, 2008, the Company issued 236,878 shares of common stock at $0.10 per share, for settlement of $23,688 in debt.

On January 21, 2009, 53,125,000 shares of common stock were returned to treasury for cancellation.

At January 31, 2009, the Company had 65,835,654 shares of common stock issued and outstanding.

b.	Warrants

On December 1, 2008, the Company cancelled the 4,906,522 warrants, effective immediately.

5.	Related party transactions

In December 2007, the Company entered into a contract for management services with a company controlled by the President and a director of the Company requiring the payment of $2,500 per month plus applicable expenses for a period of two years expiring on November 30, 2009.  This commitment has been terminated effective January 31, 2009.  During the six month period ended January 31, 2009, $15,000 (2008 - $5,000) was paid or accrued pursuant to this agreement.

6.	Commitments

a.
In December 2006, the Company entered into a contract for investor relations services requiring the payment of $10,000 per month expiring on November 30, 2008.  Effective December 1, 2008, the Company has continued to engage this consultant on a month to month basis;

b.
In December 2007, the Company entered into a contract for management services with a company controlled by the President and a director of the Company requiring the payment of $2,500 per month for a period of two years, expiring on November 30, 2009.  This commitment has been terminated effective January 31, 2009;

c.
In November 2008, the Company entered into a contract for marketing services requiring the payment of $3,750 per month expiring on November 30, 2009.  This commitment can be terminated by either party with 60 days written notice.

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

Subsequent to our fiscal quarter ended October 31, 2008, we began to explore a divestiture of our oil and gas infrastructure and operations because of the economic downturn and the significant fall in the price of crude oil.  On November 6, 2008, we incorporated a Nevada subsidiary with the name The Custom Restaurant and Hospitality Group, Inc. and merged with it on November 17, 2008 for the purpose of effecting a name change.  Subsequent to this name change, we began discussions to acquire certain restaurant properties in furtherance of this shift in our business focus.

Cash and Cash Equivalents

As of January 31, 2009, we had cash of $2,190.  As such, we anticipate that we will have to raise additional capital through debt or equity financings to fund our operations and execute our business plan during the next 6 to 12 months.

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

We recently decided to shift our business model away from oil and gas given the economic downturn and the significant decrease in the price of crude oil.  Our management will participate in a variety of conferences throughout 2009 to increase our exposure to potential opportunities, which are currently focused on the restaurant industry. We are currently participating in discussions to acquire certain restaurant properties in furtherance of this shift in our business focus.  We believe that, with our current efforts to raise capital, we will have sufficient cash resources to satisfy our needs over the next twelve months. Our ability to satisfy cash requirements thereafter will determine whether we achieve our business objectives. Should we require additional cash in the future, there can be no assurance that we will be successful in raising additional debt or equity financing on terms acceptable to our company, if at all.

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

The discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America.  We believe certain critical accounting policies affect our more significant judgments and estimates used in the preparation of the financial statements.  A description of our critical accounting policies is set forth in our Annual Report on Form 10-K for the year ended July 31, 2008.  As of January 31, 2009, and for the three months ended January 31, 2009, there have been no material changes or updates to our critical accounting policies.

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

	Six month periods ended
Expenses	January 31, 2009	January 31, 2008

Interest expense	$-	$12,532
Investor relations and marketing	69,179	90,000
Management fees	15,000	32,200
Office and administrative	16,941	8,653
Professional fees	52,345	18,813
	$153,465	$162,198

	Three month periods ended
Expenses	January 31, 2009	January 31, 2008

Interest expense	$-	$7,560
Investor relations and marketing	39,179	45,000
Management fees	7,500	16,480
Office and administrative	5,940	5,729
Professional fees	20,564	5,718
	$73,183	$80,487

General and administrative expenses

During the three and six months ended January 31, 2009, we incurred comparative levels of expenses, totaling $73,183 and $153,465, respectively, as compared to $72,927 and $149,666, respectively, for the three and six months ended January 31, 2008. These expenses were related mainly to investor relations, marketing and professional fees. Other expenses were incurred in relation to activities associated with maintaining a public listing, such as legal and accounting fees.

Expenses or other cash flows in this period may not be indicative of future periods as we are in the early development stage and have recently shifted our business focus.

Liquidity and Capital Resources

As of January 31, 2009, we had cash of $2,190, and working capital deficiency of $37,013. During the three months ended January 31, 2009, we funded our operations from the proceeds of private sales of equity.  We plan to continue further financings and we believe that this will provide sufficient working capital to fund our operations for at least the next 12 months. Changes in our operating plans, increased expenses, acquisitions, or other events, may cause us to seek additional equity or debt financing in the future.

For the six months ended January 31, 2009, we used $210,002 in cash flows to fund operating activities. Net cash used in operating activities resulted from the net loss of $153,465, payment of previously accrued interest of $1,205 and increases in accounts payable of $45,393 and in prepaid expenses of $9,939.

We raised $218,188 during the six months ended January 31, 2009, less finders’ fees of $5,500 from subscriptions received.

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

Issuance of Common Stock

On August 28, 2008, we issued securities underlying 300,000 units at $0.10 per unit, for subscriptions received on July 15, 2008, net of finder’s fees of $1,500.  Each unit consist of one share of common stock and one share purchase warrant, each warrant entitling the holder to purchase one share of common stock at $0.15 for two years.  On December 1, 2008, the Company cancelled the warrants.

On November 7, 2008, the Company issued securities underlying 150,000 units at $0.10 per unit, for subscriptions received on August 6, 2008, net of finder’s fees of $750.  Each unit consist of one share of common stock and one share purchase warrant, each warrant entitling the holder to purchase one share of common stock at $0.15 for two years.  On December 1, 2008, the Company cancelled the warrants.

On November 7, 2008, the Company issued securities underlying 200,000 units at $0.10 per unit, for subscriptions received on August 22, 2008, net of finder’s fees of $1,000.  Each unit consist of one share of common stock and one share purchase warrant, each warrant entitling the holder to purchase one share of common stock at $0.15 for two years.  On December 1, 2008, the Company cancelled the warrants.

On November 7, 2008, the Company issued securities underlying 250,000 units at $0.10 per unit, for subscriptions received on October 2, 2008, net of finder’s fees of $1,250.  Each unit consist of one share of common stock and one share purchase warrant, each warrant entitling the holder to purchase one share of common stock at $0.15 for two years.  On December 1, 2008, the Company cancelled the warrants.

On November 7, 2008, the Company issued securities underlying 250,000 units at $0.10 per unit, for subscriptions received on October 21, 2008, net of finder’s fees of $1,250.  Each unit consist of one share of common stock and one share purchase warrant, each warrant entitling the holder to purchase one share of common stock at $0.15 for two years.  On December 1, 2008, the Company cancelled the warrants.

On November 7, 2008, the Company issued 250,000 shares at $0.10 per share, for subscriptions received on November 5, 2008, net of finder’s fees of $1,250.

On December 1, 2008, the Company cancelled the 4,906,522 outstanding warrants, effective immediately.

On December 10, 2008, the Company issued 200,000 shares of common stock at $0.10 per share, for subscription received on November 21, 2008, for gross proceeds of $20,000.

On December 19, 2008, the Company issued 700,000 shares of common stock at $0.10 per share, for subscription received on December 12, 2008, for gross proceeds of $70,000.

On December 19, 2008, the Company issued 100,000 shares of common stock at $0.10 per share, for subscription received on December 19, 2008, for gross proceeds of $10,000.

On December 19, 2008, the Company issued 236,878 shares of common stock at $0.10 per share, for settlement of $23,688 in debt.

On January 21, 2009, 53,125,000 shares of common stock were returned to treasury for cancellation.

At January 31, 2009, the Company had 65,835,654 shares of common stock issued and outstanding.

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

There were no changes in our internal controls over financial reporting that occurred during the three months ended January 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting. We believe that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within any company have been detected.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

We are not a party to any legal proceedings, nor are we aware of any contemplated or pending legal proceedings against us.

Item 1A.  Risk Factors

ITEM 1A.  RISK FACTORS

With the exception of historical facts stated herein, the matters discussed in this report on Form 10-Q are “forward looking” statements that involve risks and uncertainties that could cause actual results to differ materially from projected results. Such “forward looking” statements include, but are not necessarily limited to statements regarding anticipated levels of future revenues and earnings from the operations of the Company,, projected costs and expenses related to our operations, liquidity, capital resources, and availability of future equity capital on commercially reasonable terms. Factors that could cause actual results to differ materially are discussed below. We disclaim any intent or obligation to publicly update these “forward looking” statements, whether as a result of new information, future events or otherwise.

Risks Relating to our Business and Industry

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

We incurred a net loss in all prior financial periods and we have not yet completed a financial year in our contemplated new business. We have a history of operating losses, expect to continue to incur losses, and may never be profitable, and we must be considered to be in the exploration stage. Further, we have been dependent on sales of our equity securities and debt financing to meet our cash requirements. We have incurred losses from operations totaling $310,340 for fiscal year ended July 31, 2008. As of January 31, 2009, we have an accumulated deficit of $768,896 and a working capital deficit of $37,013. We do not expect positive cash flow from operations in the near term. There is no assurance that actual cash requirements will not exceed our estimates.

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

Our business depends substantially on the continuing efforts of our executive officers and directors, and our business may be severely disrupted if we lose their services.

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

If we do not successfully expand our restaurant operations, our growth rate and results of operations would be adversely affected.

A critical factor in our future success is our ability to expand our restaurant operations successfully, which will depend in large part on our ability to open new restaurants on schedule and in a profitable manner.  We anticipate that our new restaurants will generally take 90 to 180 days or longer to reach planned operating levels due to inefficiencies typically associated with new restaurants, including lack of market awareness, the need to hire and train sufficient management and restaurant personnel and other factors.  We cannot assure that any restaurant we open will obtain operating results similar to those of existing restaurants.  If we are unable to open and operate new restaurants successfully, our growth rate and our results of operations would be adversely affected.

Our ability to open new restaurants on schedule in accordance with our projected growth rate may be adversely affected by delays or problems associated with securing suitable restaurant locations and leases and by other factors, some of which are beyond our control and the timing of which is difficult to forecast accurately.

In order to achieve our projected rate of new restaurant growth, we must identify suitable restaurant locations and successfully negotiate and finalize the terms of restaurant leases at a number of these locations.  Due in part to the unique nature of each proposed restaurant location, we cannot predict the timing or ultimate success of our site selection process or these lease negotiations.  Delays encountered in negotiating, or our inability to finalize to our satisfaction, the terms of a restaurant lease may delay our actual rate of new restaurant growth and cause a significant variance from our projected growth rate.  In addition, our scheduled rate of new restaurant openings may be adversely affected by other factors, some of which are beyond our control, including the following:

•	the availability and cost of suitable restaurant locations for development;
•	our ability to compete successfully for suitable restaurant locations;
•	the availability of adequate financing;
•	the timing of delivery of leased premises from our landlords so we can commence our build-out construction activities;
•	construction and development costs;
•	any labor shortages or disputes experienced by our landlords or outside contractors;
•	any unforeseen engineering or environmental problems with the leased premises;
•	our ability to hire, train and retain additional management and restaurant personnel;
•	our ability to secure governmental approvals and permits, including liquor licenses;
•	our ability to successfully promote our new restaurants and compete in the markets in which our new restaurants are located;
•	our continued development and implementation of management information systems;
•	weather conditions or natural disasters; and,
•	general economic conditions.

Our growth may strain our infrastructure and resources, which could slow our development of new restaurants and adversely affect our ability to manage any existing restaurants.

We plan to accelerate the pace of new restaurant openings in the next several quarters.  This expansion and our future growth will increase demands on our management team, restaurant management systems and resources, financial controls and information systems.  These increased demands may adversely affect our ability to open new restaurants and to manage any existing restaurants. If we fail to continue to improve our infrastructure or to mange other factors necessary for us to meet our expansion objectives, our growth rate and operating results could be adversely affected.

Our expansion into new markets may present increased risks due to unfamiliarity with the areas and also due to consumer unfamiliarity with our concept.

As part of our expansion strategy, we plan to open new restaurants in markets in which we have no prior operating experience. These new markets may have different competitive conditions, consumer tastes and discretionary spending patterns than restaurants in our existing markets, and there also may be little or no market awareness of our brands in these new markets.  Due to these factors, sales and margins at restaurants opening in new markets usually take longer to achieve levels that are comparable with our existing restaurants, if at all.  In addition, we may incur costs related to the opening, operation and promotion of these new restaurants that are greater than those incurred in existing markets.

The potential for increased commodity, energy, and other costs may adversely affect our results of operations.

We plan to continually purchase basic commodities such as beef, chicken and cheese and other items for use in many of the products we plan to sell.  Although we will attempt to maintain control of commodity costs by engaging in volume commitments with third parties for many of our food-related supplies, we cannot assure that the costs of these commodities will not fluctuate, as we often have no control over such items.  In addition, we will rely on third party distribution companies to frequently deliver perishable food and supplies to our restaurants.  We cannot make assurances regarding the continued supply of our inventory since we do not have control over the businesses of our suppliers.  Should our inventories lack in supply, our business could suffer, as we may be unable to meet consumer demands.  These disruptions may also force us to purchase food supplies from other suppliers at higher costs.  The result of this is that our operating costs may increase without the desire and/or ability to pass the price increases to our customers.

We will need to purchase energy-related products such as electricity, oil and natural gas for use in each of our restaurants.  Our suppliers must purchase gasoline in order to transport food and supplies to us.  Our guests purchase energy to heat and cool their homes and fuel their automobiles.  When energy prices, such as those for gasoline, heating and cooling increase, we incur greater costs to operate our restaurants.  Likewise, our guests have lower disposable income and thus may reduce the frequency in which they dine out and/or feel compelled to choose more inexpensive restaurants when eating outside the home.

The costs of these energy-related items will fluctuate due to factors that may not be predictable, such as the economy, current political/international and weather conditions.  Because we cannot control these types of factors, there is a risk that prices of energy/utility items will increase beyond our current projections and adversely affect our operations.

Increasing competition in the restaurant industry in general, and specifically within the upscale casual dining segment of the restaurant industry, may adversely affect customer traffic at our restaurants.

The restaurant industry is highly competitive with respect to price, service, location and food quality.  There are a substantial number of restaurant operations that would be in competition directly and indirectly with us, some of which may have significantly greater financial resources, higher revenues, and greater economies of scale than we do.  In addition, increasing competition specifically within the upscale casual dining segment could negatively impact customer traffic at our restaurants, as dining options increase for the consumer segment we target.

Shifts in consumer eating habits as a result of new information regarding diet, nutrition and health could reduce sales in one or more of our restaurants and make our brand less valuable.

Our success depends, in large part, upon the popularity of our menu offerings.  Negative publicity resulting from poor food quality, illness, injury or other health concerns (including e-coli, Bovine Spongiform, Encephalopathy (mad cow disease), Hepatitis A and foot and mouth disease), whether related to one of our restaurants or to the beef or seafood industries in general, or operating problems related to one or more restaurants, could make our menu offerings less appealing to consumers and reduce demand in our restaurants.  In addition, any shifts in consumer preferences away from the kinds of food we offer, particularly beef and seafood, whether because of dietary or other health concerns or otherwise, would make our restaurants less appealing and adversely affect the revenues.

Some types of seafood have been subject to adverse publicity due to certain levels of contamination at their source, which can adversely affect both supply and market demand.  Additionally, inadequate supplies of seafood could have a significant and materially adverse effect on our operating results and profitability.

In addition, we cannot guarantee that our operational controls and employee training will be effective in preventing food-borne illnesses, such as Hepatitis A, and other food safety issues that may affect our restaurants.  Food-borne illness incidents could be caused by food suppliers and transporters and, therefore, would be outside of our control.  Any publicity relating to health concerns or specific outbreaks of food-borne illnesses or other food safety issues attributed to one or more of our restaurants, could result in significant decrease in guest traffic in our restaurants and could have a material adverse effect on our results of operations.  We face the risk of litigation in connection with any outbreak of food-borne illnesses or other food safety issues at any of our restaurants.  If a claim is successful, our insurance coverage may not be adequate to cover all liabilities or losses and we may not be able to continue to maintain such insurance, or to obtain comparable insurance at a reasonable cost, if at all.  If we suffer losses, liabilities or loss of income in excess of our insurance coverage or if our insurance does not cover such loss, liability or loss of income, there could be material adverse effect on our results of operations.

The cost of compliance with the significant governmental regulation to which we are subject or our failure to comply with such regulation could materially adversely affect our results of operations.

The restaurant industry is subject to extensive state and local government regulations relating to the sale of food and alcoholic beverages and to sanitation, public health, fire and building codes.  Alcoholic beverage control regulations require each of our restaurants to apply for and obtain from state authorities a license or permit to sell alcohol on the premises.  Typically, licenses must be renewed annually and may be revoked or suspended for cause at any time.  Alcoholic beverage control regulations affect various aspects of daily operations of our restaurants, including minimum age patrons and employees, hours of operation, advertising, wholesale purchasing, inventory control and handling, storage and dispensing of alcoholic beverages.  We are subject to California’s “dram shop” statute, which generally provides a person injured by an intoxicated person the right to recover damages from the establishment which wrongfully served alcoholic beverages to the visibly intoxicated person.  We plan to carry liquor liability coverage as part of our comprehensive general liability insurance.

Our operations may be impacted by changes in federal and state taxes and other federal and state governmental policies which include many possible factors such as:

•	The level of minimum wages;
•	The deductibility of business and entertainment expenses;
•	Levels of disposable income and unemployment; and
•	National and regional economic growth.

There are various federal, state, and local government initiatives to increase the level of minimum wages which would increase our labor costs.

Difficulties or failures in obtaining required licensing or other regulatory approvals could delay or prevent the opening of a new restaurant.  The suspension of, or inability to renew, a license could interrupt operations at existing restaurant, and the inability to retain or renew such licenses would adversely affect the operations of such restaurant.

We could be adversely impacted if our information technology and computer systems do not perform properly or if we fail to protect guests’ credit card data.

We rely heavily on information technology to conduct our business, and any material failure, interruption of service, or compromised data security could adversely affect our operations.  While we expend significant resources to ensure that our information technology operates securely and effectively, any security breaches could result in disruptions to operations or unauthorized disclosure of confidential information.  Additionally, if our guests’ credit card information or our employees’ personal data are compromised our operations could be adversely affected, our reputation could be harmed, and we could be subjected to litigation or the imposition of penalties.

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

We face new corporate governance requirements under the Sarbanes-Oxley Act of 2002, as well as new rules and regulations adopted by the SEC and the Public Company Accounting Oversight Board. These laws, rules and regulations continue to evolve and may become increasingly stringent in the future. In particular, under rules proposed by the SEC on August 6, 2006 we are required to include management's report on internal controls as part of our annual report beginning with the fiscal year ending July 31, 2008 pursuant to Section 404 of the Sarbanes-Oxley Act. Furthermore, under the proposed rules, an attestation report on our internal controls from our independent registered public accounting firm will be required as part of our annual report for the fiscal year ending July 31, 2010. We continually evaluate our control structure to help ensure that we are in compliance with Section 404 of the Sarbanes-Oxley Act. The financial cost of compliance with these laws, rules and regulations is expected to remain substantial. We cannot assure you that we will be able to fully comply with these laws, rules and regulations that address corporate governance, internal control reporting and similar matters. Failure to comply with these laws, rules and regulations could materially adversely affect our reputation, financial condition and the value of our securities.

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

Pursuant to our Articles of Incorporation, we have, as of the date of this Report, 187,500,000 shares of common and 10,000,000 shares of preferred stock (“Preferred Stock”) authorized. As of the date of this Report, we have 65,835,654 shares of common stock issued and outstanding and zero shares of Preferred Stock issued and outstanding. As a result, our Board of Directors has the ability to issue a large number of additional shares of common stock without shareholder approval, which if issued could cause substantial dilution to our then shareholders.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On November 7, 2008, we issued 850,000 units at $0.10 pursuant to private placements to foreign accredited investors, each unit consisting of one share of common stock and one share purchase warrants, each warrant entitling the holder to purchase one share of common stock at $0.15 for two years. We offered and sold the units in reliance on Section 506 of Regulation D and/or Regulation S of the Securities Act, and comparable exemptions for sales to “accredited” investors under state securities laws.

On November 7, 2008, we issued 250,000 shares of common stock at $0.10 pursuant to a private placement to a foreign accredited investor.  We offered and sold the shares of common stock in reliance on Section 506 of Regulation D and/or Regulation S of the Securities Act, and comparable exemptions for sales to “accredited” investors under state securities laws.

On December 10, 2008, we issued 200,000 shares of common stock at $0.10 pursuant to a private placement to a foreign accredited investor.  We offered and sold the shares of common stock in reliance on Section 506 of Regulation D and/or Regulation S of the Securities Act, and comparable exemptions for sales to “accredited” investors under state securities laws.

On December 19, 2008, we issued 800,000 shares of common stock at $0.10 pursuant to private placements to foreign accredited investors.  We offered and sold the shares of common stock in reliance on Section 506 of Regulation D and/or Regulation S of the Securities Act, and comparable exemptions for sales to “accredited” investors under state securities laws.

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

The Custom Restaurant & Hospitality Group, Inc.
Date: April 17, 2009
	By:	/s/ Robert L. Jennings
Robert L. Jennings
Chairman, Chief Executive Officer and Chief Financial Officer