Form 10-Q
period 2009-04-30
CUSTOM RESTAURANT & HOSPITALITY GROUP, INC.
filed 2009-06-19
CIK 1342108

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-Q

x	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2009

OR

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
incorporation or organization)

339 N. Highway 101, Solana Beach, California 92075
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

Large accelerated filer	Accelerated filer
Non-accelerated filer (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes No [X]

Number of shares outstanding of registrant's class of common stock as of April 30, 2009: 65,835,654

TABLE OF CONTENTS

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

PART I – FINANCIAL INFORMATION

Item 1.   Financial Statements

The Custom Restaurant & Hospitality Group, Inc.
(Formerly PetroNational Corp.)
(A Development Stage Company)
Balance Sheets
	April 30, 2009	July 31, 2008
	(unaudited)
ASSETS

Current assets
Cash	$14,343	$4
Prepaid expenses	9,698	99
Total current assets	24,041	103

Total assets	$24,041	$103

LIABILITIES and STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable and accrued liabilities	$93,726	$94,634
Advances from related parties	42,409	-
Accrued interest	-	1,205
Note payable	-	6,000
Total current liabilities	136,135	101,839

Total liabilities	136,135	101,839

COMMITMENTS

STOCKHOLDERS' DEFICIT

Capital stock
Preferred - 10,000,000 shares authorized at $0.001 par value, none issued	-	-
Common - 187,500,000 shares authorized at $0.001 par value,
65,835,654 and 112,817,254 shares issued and outstanding at April 30, 2009 and July 31, 2008, respectively	65,836	112,817
Additional paid in capital	676,047	400,878
Subscriptions receivable	(10,000)	-
Deficit accumulated during development stage	(843,977)	(615,431)

Total stockholders' deficit	(112,094)	(101,736)

Total liabilities and stockholders' deficit	$24,041	$103

The accompanying notes are an integral part of these unaudited financial statements.

The Custom Restaurant & Hospitality Group, Inc.
(Formerly PetroNational Corp.)
(A Development Stage Company)
Statements of Operations
For the three and nine months ended April 30, 2009 and 2008
And for the period from July 7, 2005 [Inception] to April 30, 2009
(Unaudited)

	Three months ended April 30,		Nine months ended April 30,		Period from July 7, 2005 [Inception] to April 30, 2009
	2009	2008	2009	2008

Operating expenses
General and administrative	$75,081	$60,328	$228,546	$209,994	$788,900
Exploration expenses	-	-	-	-	18,218
Loss from operations	75,081	60,328	228,546	209,994	807,118

Interest expense	-	7,871	-	20,403	36,859

Net loss	$(75,081)	$(68,199)	$(228,546)	$(230,397)	$(843,977)

Net loss per share - basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average shares outstanding	65,835,654	112,567,254	95,219,181	112,567,254

The accompanying notes are an integral part of these unaudited financial statements.

The Custom Restaurant & Hospitality Group, Inc.
(Formerly PetroNational Corp.)
(A Development Stage Company)
Statements of Shareholders' Equity (Deficit)
For the period from July 7, 2005 [Inception] to April 30, 2009

	Common Stock		Subscriptions
	Number	Amount	Subscriptions receivable	Additional Paid-In Capital	Accumulated Deficit during Development Stage	Total Stockholders' Equity (Deficit)

Balance, at inception	-	$-	$-	$-	$-	$-
Stock issued for cash *	97,500,000	97,500		(82,500)	-	15,000
Net loss from inception (July 7, 2005) to July 31, 2005	-	-		-	(14,193)	(14,193)
Balance, July 31, 2005	97,500,000	97,500	-	(82,500)	(14,193)	807
Stock issued for cash *	15,067,254	15,067		54,474	-	69,541
Net loss for year	-	-		-	(63,298)	(63,298)
Balance, July 31, 2006	112,567,254	112,567	-	(28,026)	(77,491)	7,050
Net loss for year	-	-		-	(227,600)	(227,600)
Balance, July 31, 2007	112,567,254	112,567	-	(28,026)	(305,091)	(220,550)
Units issued or to be issued for cash *	250,000	250		78,250	-	78,500
Shares and warrants to be issued for conversion of debt	-	-		350,654	-	350,654
Net loss for year	-	-		-	(310,340)	(310,340)
Balance, July 31, 2008	112,817,254	112,817	-	400,878	(615,431)	(101,736)
Units issued for cash	1,150,000	1,150	-	79,600	-	80,750
Shares issued for cash	1,250,000	1,250	(10,000)	122,500	-	113,750
Shares issued for conversion of debt in previous period	3,506,522	3,507	-	(3,507)	-	-
Shares issued for conversion of debt	236,878	237	-	23,451	-	23,688
Shares returned to treasury for cancellation	(53,125,000)	(53,125)	-	53,125	-	-
Net loss for period	-	-		-	(228,546)	(228,546)
Balance, April 30, 2009 (unaudited)	65,835,654	$65,836	$(10,000)	$676,047	$(843,977)	$(112,094)

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

The Custom Restaurant & Hospitality Group, Inc.
(Formerly PetroNational Corp.)
(A Development Stage Company)
Statements of Cash Flows
For the nine months ended April 30, 2009 and 2008
And for the period from July 7, 2005 [Inception] to April 30, 2009
(Unaudited)

	Nine months ended April 30,		Period from July 7, 2005 [Inception] to
	2009	2008	April 30, 2009

Cash flows from operating activities
Net loss	$(228,546)	$(230,397)	$(843,977)
Adjustments to reconcile net loss to
net cash used in operating activities:
Changes in:
Accrued interest	(1,205)	20,403	35,654
Prepaid expenses	(9,599)	-	(9,698)
Accounts payable and accrued liabilities	22,780	83,655	117,414
Cash used in operating activities	(216,570)	(126,339)	(700,607)

Cash flows used in investing activities	-	-	-

Cash flows from financing activities
Proceeds from notes payable	-	125,000	321,000
Proceeds from advances from related parties	42,409	-	42,409
Repayment of note payable	(6,000)	-	(6,000)
Proceeds from issue of common stock and warrants	194,500	-	357,541
Cash flows provided by financing activities	230,909	125,000	714,950

Net increase in cash	14,339	(1,339)	14,343

Cash, beginning of period	4	2,515	-

Cash, end of period	$14,343	$1,176	$14,343

SUPPLEMENTAL CASH DISCLOSURES
Cash paid for:
Income taxes	$-	$-	$-
Interest	$1,205	$-	$1,205

SUPPLEMENTAL NON-CASH DISCLOSURES

Common stock and warrants issued for conversion of notes payable and accrued interest	$-	$-	$350,654
Common stock issued for debt	$23,688	$-	$23,688
The accompanying notes are an integral part of these unaudited financial statements.

The Custom Restaurant & Hospitality Group, Inc.
(Formerly PetroNational Corp.)
(A Development Stage Company)
Notes to Financial Statements (Unaudited)
April 30, 2009

1.  Basis of presentation

The accompanying unaudited interim financial statements of The Custom Restaurant & Hospitality Group, Inc. (“Custom Restaurant”, the “Company”) (Formerly PetroNational Corp.) have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (“SEC”), and should be read in conjunction with the audited financial statements and notes thereto. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.

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

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next fiscal year.  Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern.  At April 30, 2009, the Company had not yet achieved profitable operations, has accumulated losses of $843,977 since its inception, has a working capital deficiency of $112,094 and expects to incur further losses in the development of its business, all of which raises substantial doubt about the Company’s ability to continue as a going concern.  The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.

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

4.  Advances

a.
During the nine month period ended April 30, 2009, the Company received $32,409 in cash advances from the President of the Company.  The advances do not have any specific terms of repayment, and are non-interest bearing;

b.
During the nine month period ended April 30, 2009, the Company received $10,000 in cash advances from an entity controlled by the President of the Company.  The advances do not have any specific terms of repayment, and are non-interest bearing;

5.  Capital stock

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

On November 7, 2008, the Company issued 250,000 shares at $0.10 per share, net of finder’s fees of $1,250.

On December 10, 2008, the Company issued 200,000 shares of common stock at $0.10 per share, for gross proceeds of $20,000.

On December 19, 2008, the Company issued 700,000 shares of common stock at $0.10 per share, for gross proceeds of $70,000.

On December 19, 2008, the Company issued 100,000 shares of common stock at $0.10 per share, for gross proceeds of $10,000.

On December 19, 2008, the Company issued 236,877 shares of common stock at $0.10 per share, for settlement of $23,688 in debt.

On January 21, 2009, 53,125,000 shares of common stock were returned to treasury for cancellation.

At April 30, 2009, the Company had 65,835,654 shares of common stock issued and outstanding.

b.	Warrants
On December 1, 2008, the Company cancelled 4,906,522 warrants, effective immediately.  No warrants remain outstanding.

6.  Related party transactions

In December 2007, the Company entered into a contract for management services with a company controlled by the President and a director of the Company requiring the payment of $2,500 per month plus applicable expenses for a period of two years expiring on November 30, 2009.  This commitment has been terminated effective January 31, 2009.  During the nine month period ended April 30, 2009, $15,000 was paid or accrued pursuant to this agreement.

7.  Commitments

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

8.  Subsequent event

On May 1, 2009, the Company and Westmoore Investment, L.P., a California limited partnership ("WMI"), and Westmoore Partners, Inc., a California corporation ("WMP"), (collectively "Westmoore") closed a share exchange transaction (the "Agreement"). The Agreement causes Westmoore to acquire a controlling interest in CRHS. Westmoore exchanged 100% of the membership interests in Rancho Cucamonga Harry's Pacific Grill, LLC, a California limited liability company ("Rancho HPG") and Temecula Harry's Pacific Grill, LLC, a California limited liability company ("Temecula HPG") for approximately 37,281,000 shares of the CRHS, resulting in Westmoore having a 57% interest in CRHS.  Accordingly, the Company will account for this transaction as a reverse acquisition.

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

In our second quarter of our fiscal year ended July 31, 2009, we began to explore a divestiture of our oil and gas infrastructure and operations because of the economic downturn and the significant fall in the price of crude oil.  On November 6, 2008, we incorporated a Nevada subsidiary with the name The Custom Restaurant and Hospitality Group, Inc. and merged with it on November 17, 2008 for the purpose of effecting a name change.  Subsequent to this name change, we began discussions to acquire certain restaurant properties in furtherance of this shift in our business focus.

On May 1, 2009, the Company and Westmoore Investment, L.P., a California limited partnership ("WMI"), and Westmoore Partners, Inc., a California corporation ("WMP"), (collectively "Westmoore") closed a share exchange transaction (the "Agreement"). The share exchange causes Westmoore to acquire a controlling interest in CRHS. Westmoore exchanged 100% of the membership interests in Rancho Cucamonga Harry's Pacific Grill, LLC, a California limited liability company ("Rancho HPG") and Temecula Harry's Pacific Grill, LLC, a California limited liability company ("Temecula HPG") for approximately 37,281,000 shares of the CRHS resulting in Westmoore having a 57% interest in CRHS.

Cash and Cash Equivalents

As of April 30, 2009, we had cash of $14,343.  As such, we anticipate that we will have to raise additional capital through debt or equity financings to fund our operations and execute our business plan during the next 6 to 12 months.

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

We recently decided to shift our business model away from oil and gas given the economic downturn and the significant decrease in the price of crude oil.  Our management will continue to participate in a variety of conferences throughout 2009 to increase our exposure to potential opportunities, which are currently focused on the restaurant industry. Effective May 1, 2009, we have completed a share exchange transaction as detailed above.  We are currently participating in discussions to acquire certain restaurant properties in furtherance of this shift in our business focus.  We believe that, with our current efforts to raise capital, we will have sufficient cash resources to satisfy our needs over the next twelve months. Our ability to satisfy cash requirements thereafter will determine whether we achieve our business objectives. Should we require additional cash in the future, there can be no assurance that we will be successful in raising additional debt or equity financing on terms acceptable to our company, if at all.

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

The discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America.  We believe certain critical accounting policies affect our more significant judgments and estimates used in the preparation of the financial statements.  A description of our critical accounting policies is set forth in our Annual Report on Form 10-K for the year ended July 31, 2008.  As of April 30, 2009, and for the three months ended April 30, 2009, there have been no material changes or updates to our critical accounting policies.

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

	Nine month periods ended		Three month periods ended
Expenses	April 30, 2009	April 30, 2008	April 30, 2009	April 30, 2008

Interest expense	$-	$20,403	$-	$7,871
Investor relations and marketing	109,382	120,000	40,203	30,000
Management fees	15,000	41,700	-	9,500
Office and administrative	25,489	14,898	8,548	6,245
Professional fees	78,675	33,396	26,330	14,583
	$228,546	$230,397	$75,081	$68,199

General and administrative expenses

During the three and nine months ended April 30, 2009, we incurred a comparable level of expenses, totaling $75,081 and $228,546, respectively, as compared to $68,199 and $230,397, respectively, for the three and nine months ended April 30, 2008. These expenses were related mainly to investor relations, marketing and professional fees. Other expenses were incurred in relation to activities associated with maintaining a public listing, such as legal and accounting fees.

Expenses or other cash flows in this period may not be indicative of future periods as we are in the early development stage and have recently shifted our business focus.

Liquidity and Capital Resources

As of April 30, 2009, we had cash of $14,343, and working capital deficiency of $112,094. During the three months ended April 30, 2009, we funded our operations from the proceeds of advances.  We plan to continue further financings and we believe that this will provide sufficient working capital to fund our operations for at least the next 12 months. Changes in our operating plans, increased expenses, acquisitions, or other events, may cause us to seek additional equity or debt financing in the future.

For the nine months ended April 30, 2009, we used $216,570 in cash flows to fund operating activities. Net cash used in operating activities resulted from the net loss of $228,546, payment of previously accrued interest of $1,205, a decrease in accounts payable of $908 and an increase in prepaid expenses of $9,599.

We raised $194,500 during the nine months ended April 30, 2009, net of finders’ fees of $5,500 from subscriptions received.  We also received $42,409 in advances from related parties.

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

At April 30, 2009, the Company had 65,835,654 shares of common stock issued and outstanding.

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

There were no changes in our internal controls over financial reporting that occurred during the three months ended April 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting. We believe that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within any company have been detected.

PART II – OTHER INFORMATION

Item 1.       Legal Proceedings

We are not a party to any legal proceedings, nor are we aware of any contemplated or pending legal proceedings against us.

Item 1A.    Risk Factors

With the exception of historical facts stated herein, the matters discussed in this report on Form 10-Q are “forward looking” statements that involve risks and uncertainties that could cause actual results to differ materially from projected results. Such “forward looking” statements include, but are not necessarily limited to statements regarding anticipated levels of future revenues and earnings from the operations of the Company, projected costs and expenses related to our operations, liquidity, capital resources, and availability of future equity capital on commercially reasonable terms. Factors that could cause actual results to differ materially are discussed below. We disclaim any intent or obligation to publicly update these “forward looking” statements, whether as a result of new information, future events or otherwise.

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

We incurred a net loss in all prior financial periods and we have not yet completed a financial year in our contemplated new business. We have a history of operating losses, expect to continue to incur losses, and may never be profitable, and we must be considered to be in the exploration stage. Further, we have been dependent on sales of our equity securities and debt financing to meet our cash requirements. We have incurred losses from operations totaling $310,340 for fiscal year ended July 31, 2008. As of April 30, 2009, we have an accumulated deficit of $843,977 and a working capital deficit of $112,094. We do not expect positive cash flow from operations in the near term. There is no assurance that actual cash requirements will not exceed our estimates.

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

In order to achieve our projected rate of new restaurant growth, we must identify suitable restaurant locations and successfully negotiate and finalize the terms of restaurant leases at a number of these locations.  Due in part to the unique nature of each proposed restaurant location, we cannot predict the timing or ultimate success of our site selection process or these lease negotiations.  Delays encountered in negotiating, or our inability to finalize to our satisfaction, the terms of a restaurant lease may delay our actual rate of new restaurant growth and cause a significant variance from our projected growth rate.  In addition, our scheduled rate of new restaurant openings may be adversely affected by other factors, some of which are beyond our control, including the following:

•	the availability and cost of suitable restaurant locations for development;
•	our ability to compete successfully for suitable restaurant locations;
•	the availability of adequate financing;
•	the timing of delivery of leased premises from our landlords so we can commence our build-out construction activities;
•	construction and development costs;
•	any labor shortages or disputes experienced by our landlords or outside contractors;
•	any unforeseen engineering or environmental problems with the leased premises;
•	our ability to hire, train and retain additional management and restaurant personnel;
•	our ability to secure governmental approvals and permits, including liquor licenses;
•	our ability to successfully promote our new restaurants and compete in the markets in which our new restaurants are located;
•	our continued development and implementation of management information systems;
•	weather conditions or natural disasters; and
•	general economic conditions.

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

Difficulties or failures in obtaining required licensing or other regulatory approvals could delay or prevent the opening of a new restaurant.  The suspension of, or inability to renew a license could interrupt operations at existing restaurant, and the inability to retain or renew such licenses would adversely affect the operations of such restaurant.

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

Item 4.                      Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5.                      Other Information

On February 2, 2009, Gregory Leigh Lyons resigned as President, Secretary, Treasurer and Director of the Company.  Concurrently with Gregory Leigh Lyons resignation, the Board of Directors of the Company appointed Robert L. Jennings to serve as President of the Company and Katie Overcash to serve as Secretary and Treasurer of the Company.

Item 6.                      Exhibits

(a) Pursuant to Rule 601 of Regulation S-K, the following exhibits are included herein or incorporated by reference.

31.1	Section 302 Certification - Chief Executive Officer
31.2	Section 302 Certification - Chief Financial Officer
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002- Chief Executive Officer and Chief Financial Officer.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

The Custom Restaurant & Hospitality Group, Inc.
Date: June 18, 2009
	By:	/s/ Robert L. Jennings
Robert L. Jennings
Chairman, Chief Executive Officer and Chief Financial Officer